Form 10-Q
period 2018-09-30
GPODS, INC.
filed 2018-11-14
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-226515

GPODS, INC

(Exact name of registrant as specified in its charter)

NEVADA	82-1608504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1308 Oak Avenue, Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 681-6665

N/A
(Former name, former address and former fiscal year, if changed since last report)
Copies of communications to:
Krueger LLP Blair Krueger, Esq. 7486 La Jolla Boulevard La Jolla, California 92037 Telephone: (858) 405-7385 Email: blair@thekruegergroup.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of November 14, 2018 was 10,000,000 shares.

GPODS, INC.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GPODS, INC.

BALANCE SHEETS

	September 30, 2018 (unaudited)	March 31, 2018 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,530	$11,583
Prepaid expense	376	21,500
Total Current Assets	5,906	33,083

Proto-Pod Capitalized Costs, net	25,217	18,663

Intangible Asset, net	2,330	4,330

OTHER ASSETS:
Deferred offering costs	33,124	6,000
Total Other Assets	33,124	6,000

TOTAL ASSETS	$66,577	$62,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$307,475	$171,375
Related party loan	25,217	18,663
Notes payable	40,825	40,825
TOTAL LIABILITIES	373,517	230,863

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding at September 30, 2018 and March 31, 2018, respectively	10,000	10,000
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	4,000	4,000
Accumulated deficit	(320,940)	(182,787)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(306,940)	(168,787)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$66,577	$62,076

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the six months ended September 30, 2018 (unaudited)	For the six months ended September 30, 2017 (unaudited)
Expenses:
Officer compensation and wage expense	$30,000	$30,000
Prototype costs and consulting expense	69,500	13,025
Software development and consulting expense	35,800	6,000
Amortization and depreciation expense	2,000	1,670
Administration expense and other	53	-
Loss before income tax	137,353	50,695

Provision for income tax	800	-
Net loss	$(138,153)	$(50,695)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	10,000,000	9,563,000

	For the three months ended September 30, 2018 (unaudited)	For the three months ended September 30, 2017 (unaudited)
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	39,250	9,650
Software development and consulting expense	16,800	6,000
Amortization and depreciation expense	1,000	1,000
Administration expense and other	50	-
Loss before income tax	72,100	31,650

Provision for income tax	-	-
Net loss	$(72,100)	$(31,650)
Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the six months ended September 30, 2018 (unaudited)	For the six months ended September 30, 2017 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(138,153)	$(50,695)
Amortization	2,000	1,670
Stock issued for services	-	-

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	21,124	(21,750)
Change in deferred offering costs	(27,124)	-
Change in accounts payable	91,100	19,025
Change in accrued expense	45,000	30,000
Net Cash (Used in) Operating Activities	(6,053)	(21,750)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs	(6,554)	(11,560)
Net Cash (Used in) Investing Activities	(6,554)	(11,560)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	6,000	21,750
Loan payments	(6,000)	-
Loan proceeds - related party	6,554	11,560
Net Cash Provided by Financing Activities	6,554	33,310

CHANGE IN CASH	(6,053)	-

CASH AT BEGINNING OF PERIOD	11,583	-

CASH AT END OF PERIOD	$5,530	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for acquisition of intangible assets	$-	$8,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The “Company” was incorporated on March 27, 2017 (date of inception) under the laws of the State of Nevada, as GPods, Inc. The Company is headquartered in Carlsbad, California and intends on conducting business throughout the continental United States and Canada.

Nature of business

The Company’s business is to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. The Company will offer its products directly to customers including business-to-business customers, through an e-commerce website and/or call center operations. We provide a self-contained grow-pod solution that streamlines the start-up process and begins generating revenue for the customer in as little time as possible. The GPod system will be designed for ease of operation, allowing customers of all backgrounds and philosophies to immediately start growing quality specialty crops, specifically leafy crops, including many varieties of herbs and spices.

Year end

The Company’s year-end is March 31.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Revenue recognition

The Company recognizes revenue in accordance with the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company will recognize revenue during the month in which products are shipped or fees are earned.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however no advertising costs were incurred for the six months ended September 30, 2018 or September 30, 2017.

Fair value of financial instruments

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 - Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

Financial instruments consist primarily of cash, prepaid expense, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Stock-based compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided.

Earnings per share

Earnings (loss) per share are computed in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities, if any, outstanding during the period.

Income taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses.

Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Long-lived assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent accounting standards pronouncements or updates

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Interim financial statements (September 30, 2018 (unaudited)) and basis of presentation-

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with our annual financial statements for the period ended March 31, 2018 and notes contained within.

NOTE 2–GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred a net loss for the six month period ended September 30, 2018 of $138,153 and as of September 30, 2018 has an accumulated deficit of $320,940. The Company as of September 30, 2018 had a negative working capital of $367,611. Additionally the Company’s activities since inception have been sustained through debt and the deferral of payments to vendors and others.

The Company intends to raise additional capital (beyond its intended public offering) through the sale of equity securities, an offering of debt securities, or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will likely provide the Company the opportunity to continue as a going concern.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 2–GOING CONCERN (CONTINUED)

There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above.

The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3–INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

On April 20, 2017 the Company acquired certain assets from our founder which consisted of a business plan, manufacturing design and schematics, building materials and other items that will be used in creating our prototype and GPod system to be used and sold through its operations. Total value attributable to the intangible assets purchased by the Company was $8,000. Total value represents an amount that is substantially less than the amount paid for or incurred by our founder. In excess of $20,000 in documented costs were spent by our founder in development and refinement of the Company’s business plan and operations.

For the six months ended September 30, 2018 and September 30, 2017 we recognized $2,000 and $1,670 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4–RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

On September 30, 2017, the Company executed a promissory note with its related party in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note as of September 30, 2018 was $25,217. The Company used these funds for working capital purposes and for the development of its proto-type GPod solution.

The Company recorded compensation expense of $30,000 and $30,000 for six month periods ended September 30, 2018 and 2017, respectively. The Company employs its founder under an agreement for $5,000 per month. Accrued compensation payable of $95,000 is due and payable as of September 30, 2018.

During the six month period ended September 30, 2017 the Company recorded and capitalized $8,000 in intangible assets that were purchased from our founder. This transaction occurred on or about April 20, 2017. The Company valued these assets in an arms-length manner.

NOTE 5–NOTES PAYABLE

During the year ended March 31, 2018, the Company executed several promissory notes with eight non-affiliated sources in varying amounts ranging from $2,500 to $17,500. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds for working capital purposes only. These notes payable were made in the ordinary course of business. The Company as of September 30, 2018 and March 31, 2018 had $40,825 and $40,825 in outstanding notes payable, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 5–NOTES PAYABLE (CONTINUED)

The Company, during the six month period ended September 30, 2018, received and repaid an unsecured note payable in the amount of $6,000. The Company does not intend on repaying the remaining promissory notes payable in the near or immediate future.

NOTE 6–INCOME TAXES

At September 30, 2018, the Company had a net operating loss carryforward of $320,940, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for September 30, 2018:

Deferred tax asset:
Net operating loss carryforward	$67,397
Total deferred tax asset	67,397
Less: Valuation allowance	(67,397)
Net deferred tax asset	$-

Valuation allowance for deferred tax asset as of September 30, 2018 was $67,397. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the period ending September 30, 2018:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with the majority of tax provision effective after December 31, 2017. We are acting in accordance with the Tax Act for the period ending September 30, 2018.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after filing with the service.

NOTE 7–SHARE CAPITAL

The Company is authorized to issue 90,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 7–SHARE CAPITAL (CONTINUED)

Common stock

On March 27, 2017, the Company issued to its founder, 6,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services provided. The services were valued at $6,000. On April 20, 2017, the Company issued to its founder 4,000,000 shares of its $0.001 par value common stock at a price of $0.002 per share for certain intangible assets. Our founder incurred more than $20,000 in developing or acquiring the intangible assets for which the Company valued at $8,000.

Holders of the Company's common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Company's common stock representing a majority of the voting power of the Company's capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company's outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company's certificate of incorporation.

Holders of the Company's common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company's common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company's common stock.

At September 30, 2018 and March 31, 2018, there were 10,000,000 and 10,000,000 shares of common stock issued and outstanding, respectively. No additional shares have been issued.

NOTE 8–SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2018 through the date the financial statements were issued. The Company determined that it had the following reportable events.

•During October 2017, the Company received an additional $19,000 in notes payable net of any repayments.

•On October 4, 2018 the Company received a notice of effectiveness for its registration statement filed on Form S-1. This Form S-1 allows the Company to seek investment of $75,000 at a price of $0.01 per share. If completed the Company would issue an additional 7,500,000 shares of its common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Quarterly Report on Form 10-Q does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q (the “Financial Statements” or “Report”). These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through November 14, 2018 involved the execution of our business plan, business development, technical engineering of the GPod grow system and services, along with an emphasis on low cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of this direct public offering.

We are a development stage business and have very limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our business(s) or support services to meet our obligations on a timely basis. The Company has not yet acquired or internally developed a ready for market product or service utilizing our environmental growing system. We may not be able to acquire or internally develop any product or services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire new products or services, we must be able to secure financing, this includes beyond just the net proceeds of the direct public offering. In the early stages of operations, we will continue to maintain or keep our costs to a minimum. The cost to develop the business plan as currently outlined may very well be in excess of $200,000. We have no established source of funds to undertake the business plan as currently outlined. Until we obtain the necessary funding, if ever, we will continue to keep our operating costs as low as possible. Our founder and CEO will provide a substantial amount of the work without any cash compensation. This methodology would certainly result in extending our development stage for at least two to five years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Business

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the capital necessary. If we do, services could be ready within three to six months following that the necessary funds have been secured by us. If we do not raise sufficient financing, revenue producing activities of any kind will most likely not commence for at least 18 months, if ever.

We are building a company that provides turn-key stand-alone grow modules intended to fit in a standard size garage. We are developing an environmentally sound, cost-efficient optimized grow system (“optimized growing system”) that provides customization of the GPod layout with interchangeable modules to match the growers’ needs. Our optimized growing system will enable consumers to modify and enhance their GPod layout to create custom environments with modifications such as thicker/thinner insulated walls, automated growing systems (i.e. hydroponic and aeroponic based), environmental controls (heating/cooling/humidity/arid), flood trays, drip systems, and lighting choices (LED, incandescent, infrared, ultraviolet, etc.). The user will have access to the latest technological advancements and trends in the horticultural world, while staying well within the guidelines of organic growing as currently understood.

Our optimized growing system will provide users with what we believe to be a comprehensive approach to custom organic gardening in the urban environment. We believe this approach will provide an experience in organic gardening that will become the new way to capture would-be home gardeners by providing a turnkey garage sized GPod. This ready-to-go system will offer an immediate sense of satisfaction from the GPod gardener. The immediate ability to start growing your own vegetables with only a minimal effort by the gardener combined with the net results of incredible organic fruits and vegetables will make the GPod provide the urban gardener self-sufficiency for their family and friends. We believe this new concept in gardening using the GPod grow system will provide maximum yield per square foot. We have created a system that is easy to operate and is so simple that it promotes creativity. This approach will additionally help us in creating long-lasting return customers and create new relationships.

Our business operations will be comprised of two distinct segments:

a)GPod sales of modular organic systems for micro-farming consumers; and

b)Support services for the micro-farming consumer

We developed our optimized growing system utilizing internal resources, our founder’s vast knowledge and assistance from a reputable design and engineering firm with experience in project development like this. We have not yet formalized any relationships with manufacturers of our product or ancillary components that we intend to use. The Company intends to seek the help of outside sales representatives and marketing consultants to develop a professional sales and marketing strategy to capitalize on these technologies. We intend to pursue this strategy with further financing and hire an in-house web design and support group. To date no commercial website or services have been developed through these efforts. The Company believes our customers will primarily come from social media, SEO (search engine optimized) advertising, word of mouth, trade shows and conventions.

With a goal of building mobile farming systems that provide the customer’ the ability to meet their food needs. GPods has developed an aeroponic system that cuts down on time, water-use, energy-use, and cost reduction, while boosting production and to promote healthier foods. The vertical farming system allows the operator to grow up to three times more produce in a given area than conventional hydroponic growing systems. This system is designed to reduce water usage by 50% compared to conventional hydroponic methods.

The GPod system uses an innovative technology to grow a wide variety of plants, including vine plants, root plants, flowers, and greens. The vertical aeroponic system ─ meaning plants are grown without soil by exposing roots to mineral nutrient spray solutions in a water solvent ─ aims to reduce expenses associated with energy, water, space, and labor. While hydroponics technology is expected to continue to dominate the market over the next few years, aeroponic and aquaponics systems are expected to show rapid growth due to the lower water usage of the former and the rising adoption of the latter by small-scale systems due to cost benefits.

The GPod vertical is comprised of one reservoir, one water pump, and multiple rows of 2 square inch holes to which the seedling inserts are affixed. The spray of nutrient-rich water feeds the plants efficiently and provide cost saving by using less water and food. The rows are spaced to reduce the size requirements for water, and energy usage but are fully accessible for harvesting from the ground. While hydroponics technology is expected to continue to dominate the market over the next few years, aeroponic and aquaponics are expected to show rapid growth due to the lower water usage of the former and the rising adoption of the latter by small-scale systems due to cost benefits.

With a goal of building mobile farm systems that provide customers the ability to meet their food production needs, GPods believes that it has developed an aeroponic system that cuts down on time, water, and energy use, and reduces costs, while boosting production and to promote healthier foods. Its vertical farming system allows the operator the ability to grow up to three times more produce in a given area than conventional hydroponic growing systems. The system is designed to reduce water usage by about 50% compared to conventional hydroponic methods.

Our plan to continue as a going concern is to reach the point where we begin generating revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow system) to meet our obligations on a timely basis. The Company has not yet acquired or fully developed any of its intended services. We may not be able to acquire or internally develop any of its intended services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any of its intended services, we must be able to secure the necessary financing, beyond just the proceeds of the direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

We believe that our environmentally optimized growing system division (once developed, if at all) may begin to generate revenues earlier than the corporate direct sales (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Industry Overview

Aspiring urban organic growers who are challenged may find history interesting that the modular growing environments were invented by horticultural engineers as early as the19th century. Famous botanist George Arends saw the need for year-round growing to accomplish the success in his prolific perennials. These controlled environments were expensive and therefore limited in size; therefore, he was always trying to make the limited space available more productive. George Arends (1862-1952) of Ronsdorf, Germany was a prolific breeder of perennials. Best known for his cultivars of False Spirea (Astilbe), with perhaps 95% of those sold today belonging to the arendsii species, he also bred Bergenia, Sedum, Phlox and Campanula. Between 1902 and 1952 he introduced over 74 cultivars of Astilbe, with the bronze leaf and red flowered one 'Fanal' in 1933 the first of this type.

The purist of the organic growing movement initially thought that the highest form of organic growing was achieved outdoors in the soil under the sun; little did they know that the soil, water and other local factors were toxic and not controllable. The GPod creates a pure, clean environment, free of toxic factors, finite, in that the ‘grow’ is starting from scratch with pure materials and a clean environment.

Early development of outdoor greenhouses was embraced for their ability to seize control of nature’s uncontrollable whims. Although embraced for its superiority over standard outdoor farming, it still was lacking some of the base needs in order to be a perennial grower. Green houses were an attempt to bring a semblance of control into farming, pests were rampant, water was at a premium, and toxic chemicals were around every corner, causing issues at every corner. In the 50’s greenhouse growing became mainstream, rows of green houses as far as the eye could see, high yields and low loss continued to encourage the trend. It wasn’t till the late 80’s that consumers started to become more informed, informed of the lack of supervision of what goes into the growth of the food they were eating, the organic movement was born, the consumer started to change his demands, and the market place reacted. Today the organic movement is king, the majority of consumers are well informed, and they demand the strict control of the growth of their consumables.

Based on industry reports, sales of organic food growing hardware and supplies, the industry has seen revenue doubled every three years; outperforming most traditional outdoor commercial gardening relative revenues. In the United States indoor organic gardening may surpass $10 billion per annum. Over the next five years this represents more than $500 million in sales; a significant increase to current spending of controlled indoor growing equipment and other ancillary products. Retail sales we believe have historically served the average organic grower. Our management team believes that the GPod system will revolutionize this relationship by providing the infrastructure at a reasonable cost with supplies arriving on a scheduled as needed basis.

We believe the confluence of a need for organic foods in combination with the recent advances with indoor gardening, cost reduction in startup and online customization of the GPod present an opportunity for us to position our business in introducing a revolutionary product and business model. Garage space planning and design will be changed in future housing to incorporate this new system of growing.

Competitive Focus

We expect to encounter strong competition in all areas of our business activity. We intend to compete on the basis of technology, performance, price, quality, reliability, reputation, distribution, range of products and services, ease of use of our products, account relationships, user training, service and support, security, availability of applications and internet infrastructure offerings, and our sustainability performance.

The markets for our key business is characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing businesses which we will compete with. In this market most product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our products and services and compete effectively on the basis of the above various factors. In addition, we may compete with our potential partners, including other grow-system businesses that design, manufacture and market their products. Our successful management of these competitive relationships will be critical to our success. Moreover, we anticipate that we may have to adjust our prices on our products and services to stay competitive in this market.

We believe the following will assist us in exploiting the expected growth in the environmentally optimized integrated portable grow system market which is ideal for growing high quality specialty crops and many varieties of herbs and other plant life with controlled indoor organic gardening:

1.Scalability. We believe our state of-the-art, environmentally optimized grow system and its varied support by unique GPod design and services will become scalable, a solution designed to serve the underserved, fragmented horticulture and micro-farming market and sophisticated urban gardener.

2.“Sticky” Relationship. Our business model will provide a solution that is designed to act as an incentive to keep the consumer engaged with our state of-the-art, environmentally optimized grow system and support services using current and future GPod modules.

3.Expertise in Indoor Gardening. Our founder has extensive experience in organic growing which comes from his vast experience in the commercial growing industry. We will seek to capitalize on that expertise.

4.Speed to Implementation. We believe that a fully-developed environmentally optimized grow system and well thought-out vertical GPod product line, in combination with our manufacturing and distribution system, will provide immediate insight into the usage (and behavior) of our consumer and their micro-farming output and customers’ unique growing needs.

Growth Strategy

Key elements of our growth strategy shall include:

1.Core Products. We plan to enhance our core products through user interface and functionality with our optimized growing system as well as interchangeable modules for different growing requirements, with new offerings as soon as reasonably practicable.

2.Focus. We intend to organically grow market penetration by: (a) securing contracts with organic wholesalers in various markets, (b) exploiting social networks, (c) leveraging development opportunities, and (d) adding solutions to professionals in the market.

3.Strategic Alliances. We plan to team with other businesses that have complementary features to our products, when fully developed, thereby reducing our development cost and introducing us to consumers and end-users.

4.International Expansion. We intend to expand internationally through partnerships and alliances.

Business Objectives

Our objective is to become a provider of self-contained organic grow modules. We are pursuing the following strategies to achieve this goal:

a)Initiating website development and ecommerce function, identifying complimentary product offerings, promoting, and advertising through social media campaigns;

b)Create a national media presence through social media – We will seek to create and enhance a national awareness and aggressively market our products through social media outlets;

c)Identify and develop strategic relations with our Manufacturing partners – utilize partners, high volume distribution facility to create highly efficient low-cost production model; and

d)High functioning, and esthetically pleasing grow modules will contribute to growers’ overall productivity and sense of well-being. GPods can convey a sense of self-reliance for the basic needs of life. We will provide a comprehensive selection of modules that can be food oriented or yield based to meet the expectations of each individual organic grower. Every Urban grower may not have the means to grow, but with the help of GPods they can grow year-round.

GPod products can transform any garage space into a productive space for the family to enjoy, not just the farmer. We believe that friends visiting the garage fitted with a GPods products will instantly be won over.

This prospectus includes limited market and industry data and forecasts that we obtained from internal research, publicly available information and industry publications and surveys. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section above entitled “Risk Factors”.

The following timeline outlines the phases that we intend to take. Each phase outlines the metrics or performance that we must accomplish in order to move forward with our business plan.

Phase One (Q1/Q2 )1($45,000 est. costs)

Website development: Work with established webhosting businesses and web developer to stand up GPods.biz website. Test EDI functionality to drop ship partners and financial institutions. Prototype development: Work with established design house and manufacturer to stand up the GPod prototype.

Phase Two (Q2/Q3) 1($35,000 est. costs)

Ecommerce: Finalize relations with ecommerce to integrate our back office functionality between website selected and ecommerce servers. Manufacturing: Finalize strategic relations with manufacturers and complete production module process and quality control.

Phase Three (Q3/Q4) 1($35,000 est. costs)

Drop ship partners: Establish ordering system between website and drop ship partners. Verify system functionality with ecommerce solution providers. Test entire order process through to shipment verification. Ecommerce: Establish advanced order system and technology manufacturing partners. Verify system functionality with ecommerce solution providers. Test entire order process through to shipment verification.

Phase Four (Year plus 1 month to a Year plus 3 months) ($45,000 est. costs)

Direct Sales: Develop a comprehensive and dynamic direct sales strategy with industry consultants and other professionals. Work with industry consultants to identify and approach other micro-farming service and products companies. Work with industry consultants to identify and approach manufacturers and design specialist.

__________

1 Key: “Q = a quarter or 3 months based on a 12 month year” for example Q2 = 4 to 6 months in length from the date that funding is complete from our direct public offering

As mentioned above, our phases are predicated upon the Company obtaining financing either through additional equity or debt beyond the direct public offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our action steps. In that case, the Company will be forced to proceed on a piecemeal basis using the services of our founder, and CEO and the very limited use of outside contractors when and if limited funds are obtained. Our founder and CEO currently devotes in excess of 30 hours per week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing to these offering proceeds, we will not be able to pursue our business plan or our time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will most likely occur after the direct public offering is complete and the aggregate proceeds have been received. Company’s management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder and CEO has primarily provided these services through the date of this prospectus. Our business plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder and CEO, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside designers or sales or marketing firms. We currently do not have any cash or other resources to commence the use of outside service providers. If we do not receive funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder and CEO, will continue to provide his services without consideration. We have no formal agreement in place with our founder and CEO covering his services, our founder’s and CEO’s plan will be to do all of the administrative and planning work as well as programming and marketing work on his own without consideration while he continues to seek other sources of funding for the Company.

Other

As a corporate policy, we will not incur any financial obligations that we cannot satisfy with identified resources, of which there are currently none except as described in “Liquidity” below or elsewhere in this prospectus. We believe the perception that many have of a public company is that they are more likely than not that they will accept restricted securities from a public company as consideration for indebtedness than they would from a private company. We have not performed any formal studies of this matter. Our conclusion is based solely on our own observations. There can be no assurances that we will be successful in any of those efforts even if we become a publicly traded company. The issuance of restricted shares will dilute the ownership interests of our stockholders.

Results of Operations for the six-month period ended September 30, 2018 compared to the six-month period ended September 30, 2017

Expenses

Expenses for the six-month period ended September 30, 2018 compared to the six-month period ended September 30, 2017 were $138,153 and $50,695, respectively. Officer’s compensation was $30,000 for the six-month period ended September 30, 2018 compared to $30,000 for the six-month period ended September 30, 2017. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $69,500 for the six-month period ended September 30, 2018 compared to $13,025 for the six-month period ended September 30, 2017. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $35,800 for the six-month period ended September 30, 2018 compared to $6,000 for the six-month period ended September 30, 2017. These costs are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $25,217 as of September 30, 2018 specifically for these costs. Administrative costs and other expense was $53 for the six-month period ended September 30, 2018 compared to none for the six-month period ended September 30, 2017. Amortization and depreciation expense was $2,000 for the six-month period ended September 30, 2018 compared to $1,670 for the six-month period ended September 30, 2017. We amortize and depreciate our intangible assets over a twenty-four (24) month period. Intangible assets purchased during the six-month period ending September 30, 2017 was $8,000. We acquired those assets on April 20, 2017.

Loss before provision for income taxes

Loss before provision for incomes taxes for the six-month period ended September 30, 2018 compared to the six-month period ended September 30, 2017 was $138,153 and $50,695, respectively. We recorded no provision for federal income taxes. We have not generated any revenues. Weighted average common shares outstanding was 10,000,000 for the six-month period ended September 30, 2018 compared to 9,563,000 for the six-month period ended September 30, 2017. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the six-month period ended September 30, 2018 compared to the six-month period ended September 30, 2017 was $0.01 and $0.01, respectively.

Results of Operations for the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017

Expenses

Expenses for the three-month period ended September 30, 2018 and September 30, 2017 were $72,100 and $31,650, respectively. Officer’s compensation was $15,000 and $15,000 for the three-month period ended September 30, 2018 and September 30, 2017, respectively. The Company upon inception entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $39,250 and $9,650 for the three-month period ended September 30, 2018 and September 30, 2017, respectively. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $16,800 and $6,000 for the three-month period ended September 30, 2018 and September 30, 2017, respectively. These costs are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $25,217 as of September 30, 2018 specifically for these costs. Administrative costs and other expense was $50 for the three-month period ended September 30, 2018 compared to none for the three-month period ended September 30, 2017. Amortization and depreciation expense was $1,000 and $1,000 for the three-month period ended September 30, 2018 and September 30, 2017, respectively. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended September 30, 2018 and September 30, 2017 was $72,100 and $31,650, respectively. We recorded no provision for federal or state income taxes for the three-month period ended September 30, 2018 and September 30, 2017, respectively. We have not generated any revenues. Weighted average common shares outstanding was 10,000,000 and 10,000,000 for the three-month period ended September 30, 2018 and September 30, 2017, respectively. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the three-month period ended September 30, 2018 and September 30, 2017 was $0.01 and $0.00, respectively.

Liquidity

We will pay all costs relating to our offering which we estimate to be approximately $45,000. These expenses will be paid as necessary or otherwise accrued and paid-for in the future. Absent the ability for us to pay the amounts due upon closing of the direct public offering, we may need to seek out financial assistance from shareholders or non-affiliated parties of the Company and its founder who may agree to loan us capital. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans from financial institutions or other funding sources. If and when secured, these loans most likely will be evidenced by interest-bearing secured and unsecured notes treated as loans until repaid, if and when the Company has the ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for these purpose or others. Our current funding sources have provided us unsecured notes payable with non-interest bearing and due upon demand terms. We believe these to be favorable because of the relationship of our founder with these lenders.

Since acquiring the business plan, most of our resources and work have been devoted to executing our business plan, limited technical design and drawing, testing and mock-up of our interchangeable modules to be used with our intended product, implementing systems and controls, and completing our registration statement. When our registration statement is completed, we will refocus our work on product and service offerings as well as push forward with the development of our intellectual property surrounding our new environmentally optimized growing system. We believe the research and development work needed to further complete our product development, attract designers, and initiate marketing plans, including the development of a saleable product, will range between $150,000 and $200,000. This includes the use of outside contractors and experts and the services of our founder, Mr. Dolan. If we are able to secure the necessary funding to outsource these steps, of which there can be no assurance, we believe that we can execute a proper launch of our product and services to the consumer. If we are only able to use internal resources (primarily consisting of services of our founder, and CEO), the process may take much longer and our launch may be limited to a much smaller market. If we are unable to raise sufficient financing, development costs would have to come from our founder and CEO (to the extent that he is capable and willing to provide such additional financing). While we have engaged the services of several outside consultants on an as “needed basis” their assistance is rather limited and based on our financial capabilities and commitment. Our goal is for us to be able to have a saleable product, several robust sales channels and an e-commerce presence within six to twelve months. There is no way of estimating the likelihood of reaching that goal.

Private capital will continue to be solicited from associates of our founder and CEO or through private investors referred to us by those same associates. To date, we have not sought out any larger funding sources other than associates of Mr. Dolan, nor have we authorized any person or entity to seek out funding on our behalf. If a market for our securities ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees, consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds needed to complete the development of our product and the stages as outlined above.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 (as we are not subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act). This exemption is only available to us under the JOBS Act or until we have been public for more than five years. These obligations we believe reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase the ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us (i.e. issuance of restricted shares of our common stock), although there can be no assurances that we will be successful in any of those efforts. We will reduce compensation paid to management (if and when we do compensate management which for the foreseeable future is limited) if there is insufficient cash generated from operations to satisfy these costs.

We do not have any current plans to raise capital through the sale of securities except as described herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and advice that we have received from finance and market professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give a person a greater feeling of identity with us which may result in increased referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. GPD may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares as settlement of obligations due them.

As of September 30, 2018, we owed approximately $374,000 in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of September 30, 2018. As of September 30, 2018, we owed approximately $25,000 in connection with an interest-free demand loan from a related party, Mr. Dolan. As of September 30, 2018, we owed approximately $41,000 from eight (8) unrelated parties. The proceeds of which were used for basic working capital purposes.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2018 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In February 2016, the Financial Accounting Staff Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842) to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company intends to adopt this standard in the first quarter of fiscal 2019. The Company does not expect this standard to have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlined new provisions intended to simplify various aspects related to accounting for share-based payments, including income tax consequences, forfeitures, and classification in the statement of cash flows. Under the new guidance, a business entity will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, a business entity will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled. The Company does not expect this standard to have a material impact on its financial statements.

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. This is a change from current GAAP, which requires entities to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e. depreciated, amortized, and impaired). The income tax effects of intercompany sales and transfers of inventory will continue to be deferred until the inventory is sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test under ASC Topic 350. Under the new guidance, an entity should perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. If the reporting unit’s carrying amount exceeds its fair value, an entity should recognize an impairment charge based on that difference, limited to the total amount of goodwill allocated to that reporting unit. This ASU will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance that requires an employer to present the service cost component separate from the other components of net periodic benefit cost. The update requires that employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered by participating employees during the period. The other components of the net periodic benefit cost are required to be presented separately from the line item that includes service cost and outside of the subtotal of income from operations. If a separate line item is not used, the line item used in the income statement must be disclosed. In addition, only the service cost component is eligible for capitalization in assets. This ASU will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to improve and simplify hedge accounting and improve the disclosures of hedging arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. In addition, under the ASU 2018-02, the Company may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2018-02 is effective for the Company beginning April 1, 2019. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

In March 2018, the FASB issued ASU 2018-05 associated with the accounting and disclosures around the enactment of the Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which the Company adopted.

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related footnotes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer, its Principal Executive Officer, its Principal Financial Officer and Principal Accounting Officer, has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, he concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience necessary in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A – RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business as described above:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES ISSUED BY THE COMPANY INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ ALL OF THE COMPANY’S FILINGS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

You should be aware that there are substantial risks to an investment in our common stock. Carefully consider these risk factors, along with all of the other information included in this prospectus, before you decide to invest in shares of our common stock.

If any of the following risk factors were to occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. If that happens, the market price for our common stock, if any, could decline, and prospective investors would likely lose all or even part of their investment.

Risks Related to the Business

1.GPD has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

GPD is an early stage company and virtually no financial resources currently available to it. We had tangible assets of $51,746 and $31,123 as of March 31, 2018 and September 30, 2018, respectively. We had negative working capital of $197,780 and $367,611 as of March 31, 2018 and September 30, 2018, respectively. We had a stockholders’ deficit of $168,787 and $306,940 at March 31, 2018 and September 30, 2018, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2018 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the direct public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Until we complete the direct public offering most of the efforts of our founder, President and CEO will be spent on the registration statement efforts with limited execution of our business plan and its business operations. Pending successful completion of the direct public offering, we will then begin to seek additional financing to further pursue and execute on our operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates or friends of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this prospectus, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $10,000 and $15,000 per month on operational expenses not directly related to the direct public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

2.GPD is and will continue to be completely dependent on the services of our founder, president, and CEO, Robert Dolan. The loss of whose services may cause our business operations to cease. We will need to retain qualified employees and outside consultants to further implement our business strategy.

Our operations and business strategy are completely dependent upon the knowledge and business relationships of Mr. Dolan, our founder and CEO. He is under no obligation to remain employed by us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work, our operations will likely fail. If we are able to find sufficient personnel, it is uncertain whether we will find someone to develop and execute our business along the lines described in this prospectus and performed by our founder and CEO. We will certainly fail without the services of Mr. Dolan or an appropriate replacement.

We intend to purchase key-man life insurance on the life of Mr. Dolan naming the Company as the beneficiary when and if we obtain the financial resources to do so and Mr. Dolan is insurable. We have not procured such insurance, and no guarantee is certain that we will be able to obtain such key-man life insurance. Accordingly, it is important that we are able to attract, motivate and retain qualified employees or outside contractors to further our business efforts and operations.

3.Because we recently commenced business operations, we face a high risk of business failure.

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through September 30, 2018 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

The Company has not yet fully developed product or services that are saleable and available to consumers. We may not be able develop any product or services in the future because of a lack of funds or financing. In order for us to fully develop or acquire product or services, we must secure financing beyond “the direct public offering”. In the early stage of our operations, we have attempted to keep our costs at a minimum. The cost to develop product and services as currently outlined may well be in excess of $200,000 which is beyond our current capital raise plans. We have no established source of funds to fully undertake our business and expansion strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing most of the administrative and other operational functions on his own without any cash compensation. We currently use the services of a technical design firm with whom we have been working with on an as “needed basis”. The technical design firm provides its services on a deferment basis enabling us to not have to pay them immediately or even in the near term. We do not expect to pay them in full or even partially for a period of time, even once we complete the direct public offering. This methodology could result in our optimized environmental grow system development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

The Company’s future profitability, if any, could be materially and adversely impacted if our product or services were to experience poor operating results. Our ability to achieve profitability will be dependent on the ability of our future product or services to generate sufficient operating cash flow to fund future growth or acquisitions. There can be no assurance that our future results of operations will be profitable or that our strategy will be successful or even begin to generate any revenues.

4.We may not have or ever have the resources or ability to implement and manage our growth strategy.

Although the Company expects to experience growth based on the ability to implement and execute our business strategy, significant operations may never occur because the business plan may never be fully implemented because of the lack of funds in order to do so. If the Company’s growth strategy is implemented, of which no assurances can be provided, a significant strain on our management, operating systems or financial resources may be imposed. Failure by the Company’s management to manage this expected growth, if it occurs, or if unexpected difficulties are encountered during this growth, could impose a material adverse impact on the Company’s results of operations or financial condition.

The Company’s ability to operate a profitable product or service line (if we are able to establish any product or service line at all) will depend upon a number of factors, including: (i) identifying an appropriate and satisfactory sales channel; (ii) generating sufficient funds from our then-existing operations or by obtaining third-party financing or additional capital to develop new products or develop new services; (iii) the success or the Company’s management team along with our financial, accounting and internal control systems; and (iv) staffing, training and retention of skilled personnel, if any at all. These factors are beyond the Company’s control and may be adversely affected by the economy or actions taken by competing businesses. Moreover, potential product or services that may meet the Company’s focus and other criteria for developing new product or services, if we are able to develop or acquire at all, are believed to be limited. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

5.We may not be successful in hiring technical personnel because of the competitive market for qualified people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified personnel. Competition for such personnel may be intense. There can be no assurance that the Company will be successful in attracting and retaining the specific personnel it requires to conduct and expand its operations successfully or to differentiate us from our competitors. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified personnel.

6.Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our founder and CEO, Mr. Dolan, for a majority of our business and believes that industry professionals will be an important source of business referrals. However, as is typical within the industry, there are no contractual agreements with consultants or outside reps who may represent our product and services in the marketplace. We currently have no contracts or agreements in place with outside sales reps or industry professionals. No assurances can be given that using outside sales reps or industry professionals will result in any meaningful numbers of sales leads or referrals.

7.Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

The Company's future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in revenues, size and timing of orders, changes in the mix of projects, the timing of new offerings by the Company or its competitors, new office or facilities openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified personnel, disruption in sources of related product and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company's expenses we believe will be based upon, in part, on its expectation as to future or projected sales. If revenue levels are below expectations, operating results are likely to be adversely affected by these revenue levels. Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock could be materially adversely affected.

8.There are significant potential conflicts of interest.

Our management and employees will be required to commit substantial time to our business affairs and, accordingly, these individuals (particularly our founder and CEO) may have one or more conflicts of interest in allocating professional time among business activities. In the course of other business activities, certain key personnel (particularly our founder and CEO) may become aware of business opportunities which may be appropriate for presentation to us, as well as other businesses with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented to. We cannot provide any assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

9.We will need to establish additional relationships with industry professionals to fully develop and market our company and its intended product or services.

We do not possess all of the resources necessary to develop our product or services on a commercial scale. We will need to design a network of third-parties that will be able to carry out our intended market penetration, as well as enhance our marketing and sales strategy through appropriate arrangements with local industry professionals and consultants to design new product and services. If we are not able to enlist the services of third-party vendors, or seek out consultants, our business will suffer.

10.Following the effective date of our registration statement we will be subject to periodic reporting requirements of Section 15(d) of the Exchange Act.

Following the effective date of our registration statement we will be required to file periodic reports with the Securities and Exchange Commission pursuant to the Exchange Act. In order to comply with these requirements, our independent registered public accounting firm will need to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will need to review and assist in the preparation of such reports. The costs charged by professionals for such services cannot be accurately predicted at this time. The number and type of financial transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet overhead requirements and earn a profit.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1.0 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1.0 billion of non-convertible debt over a three-year period.

If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

11.Our internal controls may be inadequate, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

12.The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining our public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be more than $75,000 per year and may well even be higher if our business volume or financial transactional activity increases significantly. Our current estimate does not include necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years.

If our revenues are insufficient or non-existent, and/or we cannot satisfy these costs through the issuance of shares or debt, we may be unable to satisfy these costs during the normal course of business. This would certainly result in our being unable to continue as a going concern.

13.Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and CEO.

We have only one director who serves as our sole officer. Accordingly, we cannot establish board committees comprised of independent members to oversee such functions as compensation or audit issues. In addition, currently a vote of the board is decided in favor of the chairman (who is our sole officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that include independent members, if ever, there will be limited oversight of our CEO’s (and founder’s) decisions and activities with little ability for minority shareholders to challenge or reverse such activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

14.The Company is selling shares without an underwriter and may not be able to sell all or any of the shares offered herein.

Shares of common stock are hereby being offered on our behalf by Mr. Dolan, our founder and CEO, on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any shares of common stock. There are no firm commitments to purchase any of the shares in the direct public offering. Consequently, there is no guarantee that the Company, through its founder, and CEO, is capable of selling all, or any, of the shares of common stock offered hereby. The sale of a small number of shares increases the likelihood that no market will ever develop for our common stock.

15.Since there is no minimum for the direct public offering, if only a few persons purchase shares of our common stock they will lose their money without us being even able to develop a market for our shares.

Since there is no minimum with respect to the number of shares to be sold by the Company in the direct public offering, if a small number of shares are sold, we will be unable to even attempt to create a public market of any kind. In such an event, it is likely that the entire investment in our common stock would be lost. Even if all of the shares in the direct public offering are purchased, we could have the very same result.

16.The offering price of our common stock has been determined arbitrarily.

Our offering price has not been determined by an independent financial evaluation, market mechanism or by our auditors, and is, therefore, to a large extent arbitrary. Our PCAOB-registered public accounting firm has not reviewed management's valuation and, accordingly expresses no opinion as to the fairness of the offering price. As a result, the price of the shares in the direct public offering may not reflect the value perceived by the market. There can be no assurance that the common stock offered hereby is worth the price for which it will be offered, and investors may, therefore, lose a portion of, or their entire, investment.

17.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have a committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (90,000,000) shares but unissued (72,500,000) shares assuming the sale of 7,500,000 shares in the direct public offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

18.The proposed aggregate proceeds of the direct public offering are not much more than the estimated costs of the direct public offering, so the Company may not receive any economic benefit from the completion of the direct public offering.

The proposed maximum aggregate proceeds of the direct public offering ($75,000) are not much more than the proposed costs to complete ($45,000). We estimated the offering costs; however, these costs could significantly rise through delays and other conditions that are out of our control. We may, therefore, receive no actual financial benefit from the completion of the direct public offering and may need to pay for some of the offering costs from proceeds of operations or from other sources such as loans from officer(s) or other related and non-related parties.

19.The interests of shareholders may be hurt because we can issue shares to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of the company.

20.Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

Our Articles of Incorporation at Article XI provide for indemnification as follows: “No director or officer of the corporation shall be personally liable to the corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the corporation shall be prospective only and shall not adversely affect any limitation of the personal liability of a director or officer of the corporation for acts or omissions prior to such repeal or modification”.

We have been advised that, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce market and price for our shares, if such a market ever develops.

21.Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. While we have not contacted a market maker we will need to contact a market maker to file an application with FINRA on our behalf. This application is done in order to be able to quote the shares of common stock on the OTCBB maintained by FINRA commencing only upon the effectiveness of our registration statement. Market maker selection will only be made after the closing of the direct public offering. There can be no assurance that a market maker’s application when filed will be accepted by FINRA, and we cannot accurately estimate as to the period of time that the application will require. We are not permitted to file such application on our behalf, this can only be done by a market maker who is a member of FINRA.

If this application is accepted by FINRA, there can be no assurances as to whether:

(i)any market for our shares will develop;

(ii)the prices at which our common stock will trade; or

(iii)the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we are able to have our shares of common stock quoted on the OTCBB, we will then try, through a market maker and it’s clearing firm, to become eligible with the Depository Trust Company (“DTC”) in order to permit our shares to trade electronically. Generally, if an issuer is not “DTC-eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the current realities of the marketplace, means that shares of an issuer will not be traded. Technically the shares of an issuer may be traded manually between accounts, but this takes days, sometimes weeks, and is not a realistic option for issuers. While DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades if an issuers’ securities are going to trade with any volume. There are no assurances that our shares of common stock will ever become DTC-eligible or, if they do how long it will take to accomplish.

In addition, our common stock is unlikely to be followed by financial analysts, and few institutions acting as market makers will act in such capacity for our common stock. These factors could adversely affect the liquidity and trading price of the shares of our common stock. Until the shares of our common stock are fully distributed, and an orderly market develops, if ever, the price at which it trades is likely to fluctuate. Prices for the shares of our common stock will be determined by the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including factors referred to elsewhere, investor perception of the Company and general economic and market conditions. No assurances can be provided that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops will be subject to the penny stock regulations and restrictions.

22.Any market that develops will be subject to the penny stock regulations and restrictions pertaining to low priced stocks.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA or the other over-the counter markets such as OTCQX, OTCQB or OTC-Pink Current Information trading platforms as maintained by OTCMarkets Group, Inc. (the “OTC Market”). As a result, investors will find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form, sets forth:

•the basis on which the broker or dealer made the suitability determination; and

•that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

23.The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

24.Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

Currently there is no established public market for the shares of our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of shares of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 11 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered by them to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

25.Our board of directors (consisting of one person, our founder and CEO) has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of the preferred stock. Our board of directors has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to redemption of the shares, together with a premium, prior to the redemption of the shares of our common stock.

26.The ability of our founder and CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of the direct public offering, our founder and CEO will beneficially own an aggregate of 57 percent of our common stock assuming the sale of all shares being registered. Because of beneficial ownership, our founder, and CEO will be in a position to continue to elect the board of directors, decide on all matters requiring shareholder approval and determine our policies. The interests of our founder and CEO may differ from the interests of other shareholders, such as with respect to the issuance of new shares, business transactions with or a sale to other companies, selection of additional officers and directors and other significant business decisions. Minority shareholders would have no way of overriding decisions made by our founder and CEO. This level of control may have an adverse impact on the market value of the shares of our common stock because our founder and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

27.All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended.

All of the presently outstanding shares of common stock (10,000,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on December 31, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 10,000,000 issued and outstanding shares of our common stock are owned by our founder, and CEO, which consists of 6,000,000 and 4,000,000 shares issued for services and tangible and intangible assets which may be sold commencing one year from the date that the direct public offering is completed.

28.We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

29.We are an “emerging growth company” and cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

30.Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the Securities and Exchange Commission, the New York and American Stock Exchanges and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures even though we may be required in the future.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against self-interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles. Some of the corporate governance measures have been metered by the JOBS Act.

31.You may have limited access to information regarding our business because our obligations to file periodic reports with the Securities and Exchange Commission could be automatically suspended under certain circumstances.

As of the effective date of our registration statement we became subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the Securities and Exchange Commission which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the Securities and Exchange Commission and access to our business information would then be even more restricted. After this registration statement becomes effective, we may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the Securities and Exchange Commission pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending September 30, 2018

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

GPods, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation *
3.2	By-Laws *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

* - Previously filed with our Form S-1 registration statement submitted to the Commission on August 2, 2018.

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPODS, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan Robert Dolan	Director and President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)	November 14, 2018