Form 10-Q
period 2018-12-31
GPODS, INC.
filed 2019-02-08
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-226515

GPODS, INC.

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
Copies of communications to:
Krueger LLP, Blair Krueger, Esq. 7486 La Jolla Boulevard La Jolla, California 92037 Telephone: (858) 405-7385 Email: blair@thekruegergroup.com

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

The number of shares of the registrant’s common stock outstanding as of February 8, 2019 was 17,500,000 shares.

GPODS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GPODS, INC.

BALANCE SHEETS

	December 31, 2018 (unaudited)	March 31, 2018 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,192	$11,583
Prepaid expense	1,693	21,500
Total Current Assets	62,884	33,083

Proto-Pod Capitalized Costs, net	27,950	18,663

Intangible Asset, net	1,330	4,330

OTHER ASSETS:
Deferred offering costs	-	6,000
Total Other Assets	-	6,000

TOTAL ASSETS	$92,164	$62,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$401,325	$171,375
Related party loan	27,950	18,663
Notes payable	36,685	40,825
TOTAL LIABILITIES	465,960	230,863

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 and 10,000,000 issued and outstanding at December 31, 2018 and March 31, 2018, respectively	17,500	10,000
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	36,241	4,000
Accumulated deficit	(427,537)	(182,787)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(373,796)	(168,787)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$92,164	$62,076

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the nine months ended December 31, 2018 (unaudited)	For the nine months ended December 31, 2017 (unaudited)
Expenses:
Officer compensation and wage expense	$45,000	$45,000
Prototype costs and consulting expense	117,750	37,075
Software development and consulting expense	61,400	22,200
Amortization and depreciation expense	3,000	2,670
Administration expense and other	16,800	-
Loss before income tax	243,950	106,945

Provision for income tax	800	-
Net loss	$(244,750)	$(106,945)
Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average common shares outstanding - basic and diluted	12,400,000	9,709,000

	For the three months ended December 31, 2018 (unaudited)	For the three months ended December 31, 2017 (unaudited)
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	48,250	24,050
Software development and consulting expense	25,600	16,200
Amortization and depreciation expense	1,000	1,000
Administration expense and other	16,747	-
Loss before income tax	106,597	56,250

Provision for income tax	-	-
Net loss	$(106,597)	$(56,250)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,174,000	10,000,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the nine months ended December 31, 2018 (unaudited)	For the nine months ended December 31, 2017 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(244,750)	$(106,945)
Amortization	3,000	2,670

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	19,808	(19,000)
Change in deferred offering costs	6,000	(6,000)
Change in accounts payable	184,150	59,275
Change in accrued expense	45,800	45,000
Net Cash (Used in) Operating Activities	14,008	(25,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs	(9,287)	(14,985)
Net Cash (Used in) Investing Activities	(9,287)	(14,985)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	75,000	-
Deferred offering costs netted against proceeds from sale of common stock	(35,259)	-
Loan proceeds	38,360	25,100
Loan payments	(42,500)	-
Loan proceeds - related party	9,287	14,985
Net Cash Provided by Financing Activities	44,888	40,085

CHANGE IN CASH	49,609	100

CASH AT BEGINNING OF PERIOD	11,583	-

CASH AT END OF PERIOD	$61,192	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for acquisition of intangible assets	$-	$8,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however no advertising costs were incurred for the nine months ended December 31, 2018 or December 31, 2017.

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

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

Interim financial statements (December 31, 2018 (unaudited)) and basis of presentation

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred a net loss for the nine month period ended December 31, 2018 of $244,750 and as of December 31, 2018 had an accumulated deficit of $427,537. The Company as of December 31, 2018 had a negative working capital of $403,076. Additionally the Company’s activities since inception have been sustained through debt and the deferral of payments to vendors and others.

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

DECEMBER 31, 2018

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

For the nine months ended December 31, 2018 and December 31, 2017 we recognized $3,000 and $2,670 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4–RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

On December 31, 2017, the Company executed a promissory note with its related party in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note as of December 31, 2018 was $27,950. The Company used these funds for working capital purposes and for the development of its proto-type GPod solution.

The Company recorded compensation expense of $45,000 and $45,000 for the nine month periods ended December 31, 2018 and 2017, respectively. The Company employs its founder under an agreement at $5,000 per month. Accrued compensation payable of $110,000 is due and payable as of December 31, 2018.

During the nine month period ended December 31, 2017 the Company recorded and capitalized $8,000 in intangible assets that were purchased from our founder. This transaction occurred on or about April 20, 2017. The Company valued these assets in an arms-length manner.

NOTE 5–NOTES PAYABLE

During the year ended March 31, 2018, the Company executed several promissory notes with eight non-affiliated sources in varying amounts ranging from $2,500 to $17,500. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds for working capital purposes only. These notes payable were made in the ordinary course of business. As of December 31, 2018 and March 31, 2018 the Company had $36,685 and $40,825 in outstanding notes payable, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 5–NOTES PAYABLE (CONTINUED)

The Company, during the nine month period ended December 31, 2018, received approximately $38,400 in new funds and repaid several unsecured notes payable in the amount of $42,500. The Company does not intend on repaying the remaining promissory notes payable in the near or immediate future.

NOTE 6–INCOME TAXES

At December 31, 2018, the Company had a net operating loss carryforward of $427,537, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for December 31, 2018:

Deferred tax asset:
Net operating loss carryforward	$174,429
Total deferred tax asset	174,429
Less: Valuation allowance	(174,429)
Net deferred tax asset	$-

Valuation allowance for deferred tax asset as of December 31, 2018 was $174,429. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the period ending December 31, 2018:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with the majority of tax provision effective after December 31, 2017. We are acting in accordance with the Tax Act for the period ending December 31, 2018.

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

NOTE 7–SHARE CAPITAL (CONTINUED)

On October 4, 2018 the Company received a notice of effectiveness for our registration statement filed on Form S-1. The Company received total investment of $75,000 at a price of $0.01 per share. A total of 7,500,000 shares of common stock were issued to 61 investors who had participated in the direct public offering.

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 was credited towards additional paid in capital. At December 31, 2018 we had no deferred offering costs outstanding.

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

At December 31, 2018 and March 31, 2018, there were 17,500,000 and 10,000,000 shares of common stock issued and outstanding, respectively. No additional shares have been issued.

NOTE 8–SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2018 through the date the financial statements were issued. The Company determined that it had the following reportable events.

•During January 2019, the Company received an additional $10,000 in notes payable net of any repayments.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through February 8, 2019 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our direct public offering.

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

We are building a company that provides turn-key stand-alone grow modules intended to fit in a standard size garage. We are developing an environmentally sound, cost-efficient optimized grow-system (“optimized growing system”) that provides customization of the GPod layout with interchangeable modules to match the growers’ needs. Our optimized growing system will enable consumers to modify and enhance their GPod layout to create custom environments with modifications such as thicker/thinner insulated walls, automated growing systems (i.e. hydroponic and aeroponic based), environmental controls (heating/cooling/humidity/arid), flood trays, drip systems, and lighting choices (LED, incandescent, infrared, ultraviolet, etc.). The user will have access to the latest technological advancements and trends in the horticultural world, while staying well within the guidelines of organic growing as currently understood.

Our optimized growing system will provide users with what we believe to be a comprehensive approach to custom organic gardening in the urban environment. We believe this approach will provide an experience in organic gardening that will become the new way to capture would-be home gardeners by providing a turnkey garage sized GPod. This ready-to-go system will offer an immediate sense of satisfaction from the GPod gardener. The immediate ability to start growing your own vegetables with only a minimal effort by the gardener combined with the net results of incredible organic fruits and vegetables will make the GPod provide the urban gardener self-sufficiency for their family and friends. We believe this new concept in gardening using the GPod grow-system will provide maximum yield per square foot. We have created a system that is easy to operate and is so simple that it promotes creativity. This approach will additionally help us in creating long-lasting return customers and create new relationships.

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

Our plan to continue as a going concern is to reach the point where we begin generating revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow-system) to meet our obligations on a timely basis. The Company has not yet acquired or fully developed any of its intended services. We may not be able to acquire or internally develop any of its intended services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any of its intended services, we must be able to secure the necessary financing, beyond just the proceeds of the direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

We believe the following will assist us in exploiting the expected growth in the environmentally optimized integrated portable grow-system market which is ideal for growing high quality specialty crops and many varieties of herbs and other plant life with controlled indoor organic gardening:

1.Scalability. We believe our state of-the-art, environmentally optimized grow-system and its varied support by unique GPod design and services will become scalable, a solution designed to serve the underserved, fragmented horticulture and micro-farming market and sophisticated urban gardener.

2.“Sticky” Relationship. Our business model will provide a solution that is designed to act as an incentive to keep the consumer engaged with our state of-the-art, environmentally optimized grow-system and support services using current and future GPod modules.

3.Expertise in Indoor Gardening. Our founder has extensive experience in organic growing which comes from his vast experience in the commercial growing industry. We will seek to capitalize on that expertise.

4.Speed to Implementation. We believe that a fully-developed environmentally optimized grow-system and well thought-out vertical GPod product line, in combination with our manufacturing and distribution system, will provide immediate insight into the usage (and behavior) of our consumer and their micro-farming output and customers’ unique growing needs.

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

This report includes limited market and industry data and forecasts that we obtained from internal research, publicly available information and industry publications and surveys. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section above entitled “Risk Factors”.

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

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will most likely occur after the direct public offering is complete and the aggregate proceeds have been received. Company’s management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder and CEO has primarily provided these services through the date of this report. Our business plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder and CEO, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

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

Other

As a corporate policy, we will not incur any financial obligations that we cannot satisfy with identified resources. We believe the perception that many have of a public company is that they are more likely than not that they will accept restricted securities from a public company as consideration for indebtedness than they would from a private company. We have not performed any formal studies of this matter. Our conclusion is based solely on our own observations. There can be no assurances that we will be successful in any of those efforts even if we become a publicly traded company. The issuance of restricted shares will dilute the ownership interests of our stockholders.

Results of Operations for the nine-month period ended December 31, 2018 compared to the nine-month period ended December 31, 2017

Expenses

Expenses for the nine-month period ended December 31, 2018 compared to the nine-month period ended December 31, 2017 were $243,950 and $106,945, respectively. Officer’s compensation was $45,000 for the nine-month period ended December 31, 2018 compared to $45,000 for the nine-month period ended December 31, 2017. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $119,750 for the nine-month period ended December 31, 2018 compared to $37,075 for the nine-month period ended December 31, 2017. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $61,400 for the nine-month period ended December 31, 2018 compared to $22,200 for the nine-month period ended December 31, 2017. These costs are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $27,950 as of December 31, 2018 specifically for these costs. Administrative costs and other expense was $16,800 for the nine-month period ended December 31, 2018 compared to none for the nine-month period ended December 31, 2017. Amortization and depreciation expense was $3,000 for the nine-month period ended December 31, 2018 compared to $2,670 for the nine-month period ended December 31, 2017. We amortize and depreciate our intangible assets over a twenty-four (24) month period. Intangible assets purchased during the nine-month period ending December 31, 2017 was $8,000. We acquired those assets on April 20, 2017.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine-month period ended December 31, 2018 compared to the nine-month period ended December 31, 2017 was $243,950 and $106,945, respectively. We recorded no provision for federal income taxes. We have not generated any revenues. Weighted average common shares outstanding was 12,400,000 for the nine-month period ended December 31, 2018 compared to 9,709,000 for the nine-month period ended December 31, 2017. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the nine-month period ended December 31, 2018 compared to the nine-month period ended December 31, 2017 was $0.02 and $0.01, respectively.

Results of Operations for the three-month period ended December 31, 2018 compared to the three-month period ended December 31, 2017

Expenses

Expenses for the three-month period ended December 31, 2018 and December 31, 2017 were $106,597 and $56,250, respectively. Officer’s compensation was $15,000 and $15,000 for the three-month period ended December 31, 2018 and December 31, 2017, respectively. The Company upon inception entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $48,250 and $24,050 for the three-month period ended December 31, 2018 and December 31, 2017, respectively. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $25,600 and $16,200 for the three-month period ended December 31, 2018 and December 31, 2017, respectively. These costs are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. Administrative costs and other expense was $16,747 for the three-month period ended December 31, 2018 compared to none for the three-month period ended December 31, 2017. Amortization and depreciation expense was $1,000 and $1,000 for the three-month period ended December 31, 2018 and December 31, 2017, respectively. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended December 31, 2018 and December 31, 2017 was $106,597 and $56,250, respectively. We recorded no provision for federal or state income taxes for the three-month period ended December 31, 2018 and December 31, 2017, respectively. We have not generated any revenues. Weighted average common shares outstanding was 17,174,000 and 10,000,000 for the three-month period ended December 31, 2018 and December 31, 2017, respectively. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the three-month period ended December 31, 2018 and December 31, 2017 was $0.01 and $0.01, respectively.

Liquidity

We paid all costs related to our offering which was approximately $35,000. These expenses were paid as necessary. Absent the ability for us to pay the amounts due upon closing of the direct public offering, we may need to seek out financial assistance from shareholders or non-affiliated parties of the Company and its founder who may agree to loan us capital. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans from financial institutions or other funding sources. If and when secured, these loans most likely will be evidenced by interest-bearing secured and unsecured notes treated as loans until repaid, if and when the Company has the ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for these purpose or others. Our current funding sources have provided us unsecured notes payable with non-interest bearing and due upon demand terms. We believe these to be favorable because of the relationship of our founder with these lenders.

Since acquiring the business plan, most of our resources and work have been devoted to executing our business plan, limited technical design and drawing, testing and mock-up of our interchangeable modules to be used with our intended product, implementing systems and controls, and completing our registration statement. When our registration statement was complete, we began to refocus our work on product and service offerings as well as push forward with the development of our intellectual property surrounding our new environmentally optimized growing system. We believe the research and development work needed to further complete our product development, attract designers, and initiate marketing plans, including the development of a saleable product, will range between $150,000 and $200,000. This includes the use of outside contractors and experts and the services of our founder, Mr. Dolan. If we are able to secure the necessary funding to outsource these steps, of which there can be no assurance, we believe that we can execute a proper launch of our product and services to the consumer. If we are only able to use internal resources (primarily consisting of services of our founder, and CEO), the process may take much longer and our launch may be limited to a much smaller market. If we are unable to raise sufficient financing, development costs would have to come from our founder and CEO (to the extent that he is capable and willing to provide such additional financing). While we have engaged the services of several outside consultants on an as “needed basis” their assistance is rather limited and based on our financial capabilities and commitment. Our goal is for us to be able to have a saleable product, several robust sales channels and an e-commerce presence within six to twelve months. There is no way of estimating the likelihood of reaching that goal.

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

We do not have any current plans to raise capital through the sale of securities except as described herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and advice that we have received from finance and market professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give a person a greater feeling of identity with us which may result in increased referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. GPD may offer shares of its common stock to settle a portion of the professional fees incurred. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares as settlement of obligations due them.

As of December 31, 2018, we owed approximately $401,000 in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of December 31, 2018. As of December 31, 2018, we owed approximately $28,000 in connection with an interest-free demand loan from a related party, Mr. Dolan. As of December 31, 2018, we owed approximately $37,000 from a non-affiliated party. The proceeds of loans and our direct public offering were used for basic working capital purposes. We repaid several of our non-affiliated loans prior to our direct public offering being completed. These funds came from other non-affiliated loans received.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2018 and believes there are none that have a material effect on the Company’s financial statements except for the following.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

You should be aware that there are substantial risks to an investment in our common stock. Carefully consider these risk factors, along with all of the other information included in this report, before you decide to invest in shares of our common stock.

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

GPD is an early stage company and virtually no financial resources currently available to it. We had tangible assets of $51,746 and $90,834 as of March 31, 2018 and December 31, 2018, respectively. We had a negative working capital balance of $197,780 and $403,706 as of March 31, 2018 and December 31, 2018, respectively. We had a stockholders’ deficit of $168,787 and $373,796 at March 31, 2018 and December 31, 2018, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2018 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the direct public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Until we completed the direct public offering most of the efforts of our founder, President and CEO have been spent on the registration statement effort with limited execution of the business plan and our business operations. With the completion of the direct public offering, we may begin to seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates or friends of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $10,000 and $15,000 per month on operational expenses not directly related to the direct public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

2.GPD is and will continue to be completely dependent on the services of our founder, president, and CEO, Robert Dolan. The loss of whose services may cause our business operations to cease. We will need to retain qualified employees and outside consultants to further implement our business strategy.

Our operations and business strategy are completely dependent upon the knowledge and business relationships of Mr. Dolan, our founder and CEO. He is under no obligation to remain employed by us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work, our operations will likely fail. If we are able to find sufficient personnel, it is uncertain whether we will find someone to develop and execute our business along the lines described in this report and performed by our founder and CEO. We will certainly fail without the services of Mr. Dolan or an appropriate replacement.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through December 31, 2018 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

The Company has not yet fully developed product or services that are saleable and available to consumers. We may not be able develop any product or services in the future because of a lack of funds or financing. In order for us to fully develop or acquire product or services, we must secure financing beyond “the direct public offering”. In the early stage of our operations, we have attempted to keep our costs at a minimum. The cost to develop product and services as currently outlined may well be in excess of $200,000 which is beyond our current capital raise plans. We have no established source of funds to fully undertake our business and expansion strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing most of the administrative and other operational functions on his own without any cash compensation. We currently use the services of a technical design firm with whom we have been working with on an as “needed basis”. The technical design firm provides its services on a deferment basis enabling us to not have to pay them immediately or even in the near term. We do not expect to pay them in full or even partially for a period of time, even once we complete the direct public offering. This methodology could result in our optimized environmental grow-system development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

10.Following the effective date of our registration statement we are subject to periodic reporting requirements of Section 15(d) of the Exchange Act.

Following the effective date of our registration statement we are required to file periodic reports with the Securities and Exchange Commission pursuant to the Exchange Act. In order to comply with these requirements, our independent registered public accounting firm will need to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will need to review and assist in the preparation of such reports. The costs charged by professionals for such services cannot be accurately predicted at this time. The number and type of financial transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet overhead requirements and earn a profit.

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

Risks Related to Our Common Stock

14.The Company sold shares without an underwriter.

Shares of common stock were offered on our behalf by Mr. Dolan, our founder and CEO, on a best-efforts basis. No broker-dealer was retained and no broker-dealer was under any obligation to purchase any shares of common stock. The sale of a small number of shares increases the likelihood that no market will ever develop for our common stock.

15.A limited number of investors purchased shares of our common stock; they may lose their entire investment without us being even able to develop a market for our shares.

A small number of shares were sold by the Company (7,500,000) to 62 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost.

16.The offering price of our common stock was determined arbitrarily.

Our offering price has not been determined by an independent financial evaluation, market mechanism or by our auditors, and is, therefore, to a large extent arbitrary. Our PCAOB-registered public accounting firm has not reviewed management's valuation and, accordingly expresses no opinion as to the fairness of the offering price. As a result, the price of the shares in the direct public offering may not reflect the value perceived by the market. There can be no assurance that the common stock offered hereby is worth the price for which it was offered, and investors may, therefore, lose a portion of, or their entire, investment.

17.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have a committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (90,000,000) shares but unissued (72,500,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

18.The aggregate proceeds of the direct public offering are not much more than the costs of the direct public offering, so the Company did not receive much of economic benefit from the completion of the direct public offering.

The maximum aggregate proceeds of the direct public offering ($75,000) was not much more than the costs to complete ($35,000). We estimated the offering costs in anticipation of completing the direct public offering; costs could have significantly risen through delays and other conditions that were out of our control. We received little financial benefit from the completion of the direct public offering.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. While we have not contacted a market maker we will need to contact a market maker to file an application with FINRA on our behalf. This application is done in order to be able to quote the shares of common stock on the OTCBB maintained by FINRA commencing only upon the effectiveness of our registration statement. Market maker selection will be made now that our direct public offering is completed. There can be no assurance that a market maker’s application when filed will be accepted by FINRA, and we cannot accurately estimate as to the period of time that the application will require. We are not permitted to file such application on our behalf, this can only be done by a market maker who is a member of FINRA.

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

Upon the completion of the direct public offering, our founder and CEO beneficially owns 57 percent of our equity. Because of his beneficial ownership, our founder, and CEO is in a position to continue to elect the board of directors, decide on all matters requiring shareholder approval and determine our policies. The interests of our founder and CEO may differ from the interests of other shareholders, such as with respect to the issuance of new shares, business transactions with or a sale to other companies, selection of additional officers and directors and other significant business decisions. Minority shareholders would have no way of overriding decisions made by our founder and CEO. This level of control may have an adverse impact on the market value of the shares of our common stock because our founder and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

27.A significant portion of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended.

A significant portion of our outstanding shares of common stock (10,000,000 of the 17,500,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on December 31, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 10,000,000 issued and outstanding shares of the restricted securities are owned by our founder, and CEO, which consists of 6,000,000 and 4,000,000 shares issued for services and tangible and intangible assets which may be sold commencing one year from the date the direct public offering was completed.

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

As of the effective date of our registration statement we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the Securities and Exchange Commission which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement became effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement became effective, we will no longer be obligated to file such periodic reports with the Securities and Exchange Commission and access to our business information would then be even more restricted. After this we may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the Securities and Exchange Commission pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities and any market that may develop in our securities in the future involves a high degree of risk and potential loss of your entire investment.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending December 31, 2018

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

GPODS, INC.
(Registrant)

Date: February 8, 2019	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan Robert Dolan	Director and President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)	February 8, 2019