Form 10-K
period 2019-03-31
GPODS, INC.
filed 2019-06-25
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Annual period ended March 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was none.

The number of shares of the registrant’s common stock outstanding as of June 25, 2019 was 17,500,000 shares.

Documents incorporated by reference: None

GPODS, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•the risks and other factors described under the caption “Risk Factors” under Item 1A of this Report on Form 10-K;

•our future operating results;

•our business prospects;

•any contractual arrangements and relationships with third parties;

•the dependence of our future success on the general economy;

•any possible financings; and

•the adequacy of our cash resources and working capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “GPods”, “we”, “us” and “our” are references to GPODS, INC. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of June 25, 2019, we had one employee, Mr. Dolan. For fiscal year 2019, Mr. Dolan will devote at least 30 hours a week to us but may increase the number of hours as necessary.

The Company issued 6,000,000 shares of its common stock to Mr. Dolan at inception in exchange for organizational services. Following our formation, we issued an additional 4,000,000 shares of our common stock to Mr. Dolan, in exchange for a business plan, office furniture, design equipment, computing equipment along with other related industry materials that he developed.

As a commercial organic grower, Mr. Dolan was the third employee with Fortuna Organics in Fallbrook, California (located outside of San Diego). Mr. Dolan experienced a significant amount of rudimentary development in indoor organic farming. The first GPod developed with which Mr. Dolan participated in was to support growing in all season, the year-round ability to grow organic produce. This became a completely new approach to organic growing. The green houses moved food production from the lower latitudes (as evidenced in the southern United States), to higher latitudes. While green houses had inherent problems, different light cycle per season of the year, GPods allows the grower to grow year-round. This empowers the grower to control ‘Organic Requirements, a major concern in the organic growing industry. Never before had the growing industry needed to consider demand for organic produce and its extreme popularity

Another progressive development Mr. Dolan was involved in was integrating new types of growing processes from drip irrigation and root immersion. Mr. Dolan first visualized the idea of the GPod while working with Fortuna organics. Mr. Dolan’ professional experience has provided him with keen insight into what the indoor grower needs to be successful. Through experimentation and multiple manufacturing trial and errors, Mr. Dolan established the importance of simplicity and automation in the growing process.

This we believe is a vital aspect of what will be the GPods experience. Mr. Dolan will maximize his professional expertise in organic farming industry providing a background for GPods product offerings to transform the green house. Mr. Dolan believes the GPod solution is a revolutionary growing environment that will add benefits to the local community by creating alternative food sources to urban neighborhoods.

We are a development stage company and have no specific financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are in the early stages of executing our business plan. We still have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this sophisticated consumer market. To date, we have not developed any finished product or services and cannot predict when a finished product or services will be developed or externally acquired. We believe that we have an advantage with our founder, and CEO and his industry relationships and the solicitation of their help with growing our business model.

As of March 31, 2019, we had limited assets which consisted of; cash and cash equivalents of $65,000, prepaid expense of $15,000, intangible assets valued at $8,000, net of amortization costs of $7,670 and tangible assets related to our prototype of $34,000. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $150,000 and $200,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

Based on the exact nature of our business and expected level of competition, we anticipate continuing to incur operating losses into the foreseeable future. Because we currently do not have a fully developed and ready for market environmentally-friendly, cost-efficient optimized grow system, and our resources are severely limited, we cannot predict if and when we will generate revenues or whether we will become a viable and sustainable business operations. Accordingly, due to our lack of assets, significant operations and for the foreseeable future the ability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

General Overview

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of business development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the necessary funds. If we do, fully developed product offerings could be ready within three to six months following when the necessary funds have been secured. If we do not raise sufficient financing, revenue producing activities of any kind will most likely not commence until at least 18 months, if ever.

We are building a company that provides indoor self-contained organic growing modules. We are developing an interactive website that provides customization using our extensive interchangeable modules. Our optimized growing system will enable the consumer to create custom a variety of growing environments that meet the grower’s specific needs.

Our intended optimized growing system focused website, ecommerce system and manufacturing facilities outline a three-step method for providing users with what we believe to be a comprehensive approach to provide a turnkey growing environment. We believe this approach will provide an experience in home gardening that will become the new way to empower the urban dwell with a sense of satisfaction from bountiful output and will be valued by both the grower and their family and friends. We believe this acceptance in the urban city will provide rapid growth and popularity. We will create a system that easy to use and promotes creativity. This approach will additionally help us in creating long-lasting return customer relationships.

Our business operations will be comprised of two segments: a) an optimized growing system website for micro-farming consumers; and b) integration services for the optimized grow system along with direct sales through retail outlets. The optimized growing system, website, ecommerce solution and back-office framework were developed with the assistance of an established business website firm. The Company developed its initial design of the growing system through the efforts of its founder and CEO, and the design firm with which the Company has been working with on an as “needed basis”.

The optimized growing system that GPod has been developed through the direct assistance of a design and manufacturing facility (since early 2014) and the efforts of our founder, Mr. Dolan. The Company intends to seek the assistance of outside sales and marketing consultants to develop a professional sales and marketing strategy to capitalize on our product designs. We will seek to staff a management team (besides Mr. Dolan) with the technical skills necessary in hydroponic horticulture technology, design engineering with a strong emphasis on simplicity and functionality. We intend to with further financing create and staff an in-house development group, which we believe will develop new generations of the optimized growing system that GPods and services of a similar nature to our business development in self-contained indoor organic gardening.

While the raw materials or components that we use are slightly more expensive, quality and consistency is assured. We believe that the current materials and components that we use in our designs is worth the extra cost to us. The average user or customer we believe will seek out a product that has this same quality and consistency and willing to pay more for it; part of our competitive advantage. We currently source our raw materials and components from a number of suppliers. These raw materials or components are widely available and have no geographic or international limitations on their availability. We do not believe that we will have any issues with obtaining these raw materials or components from suppliers or the availability of raw materials or components needed for our optimized growing system.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow system) to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our recently completed public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

We believe that our environmentally optimized growing system division (once developed, if at all) may generate revenues earlier than direct sales (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Industry Overview

Urban dwellers are challenged for the lack of growing space, many aspire to grow their own organic food but have no dirt or space to do so, and many of these individuals have garages that could provide them with the space they would need to grow via the GPod. The GPod, or closed growth system, is not a new idea, NASA for example has been developing similar modules since the 1950’s. Thus, taking advantage of an underutilized garage space combined with the flexibility of the GPod growing system, we believe that we will empower urban dwellers to grow their own food without having to move from the city. Daily ad-hoc shoppers are dependent on grocery stores, eventually discovering farmer’s markets, meeting people similar to themselves who were growing and selling or bartering their own produce. The GPod optimized growing system can provide healthy food at a reasonable cost and availability, a healthy alternative.

The indoor growing trend first came about as a result of people moving to non-conducive growing latitudes, such as the upper mid-west. These people of the north still needed fresh organic produce year-round, so they had to ship in produce half the year or create indoor growing facilities (green-houses). They developed some of the most successful green houses in the world; these greenhouses controlled all the necessary factors to grow plants such as; temperature, humidity, nutrient feeding and various other plant needs. The one factor they could not control was light that would provide year-round growth. As a result of years of development, the indoor growing industry developed high intensity lighting that plants need to flower and produce fruit. Urban residents with little or no space, often limited by Home Owner Associations, are looking for ways to enjoy the art of organic growing, GPods enable the urban grower to grow within the confines of his or her garage. GPods are an indoor, self-sustained, closed growing environment, they can grow year-round regardless of the temperature or season. Some urban dwellers, who have the space to grow, sometimes lack the time and fortitude to embark on the complex building of their own outdoor garden, GPods are a turnkey solution. The person who has the love for growing but lacks the time to build or do the research necessary to build a successful self-contained growing environment can begin immediately via the GPod.

Although outdoor gardens facilitate the growing of vegetables and herbs they have inherent challenges, challenges that the GPod will greatly reduce. The greatest challenge is the ability to grow year-round, GPods high intensity lighting allows for year round growing. Secondly, the GPod provides complete control of the growing environment, thus qualifying as a recognized “Organic” grow. Based on the growth of the famers markets in the United States, we believe that the demographic of customers of the GPod growing environment to be at a scale that will allow GPods to sell in high volume at a low price point.

Growing organically the GPod way is the consumer’s path to control over their intake, an attempt to make the foods you serve for your family free of the things they don’t need. It’s argued that organic gardens are impractical, expensive and somewhat strange. Nothing could be further from the truth. It is the way our great grandparents gardened, just inside a controlled environment, without the chemical pesticides and synthetic fertilizers.

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

Phase One (Q1/Q2)1($45,000 est. costs)

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

Without additional financing we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

___________

1 Key: “Q = a quarter or 3 months based on a 12 month year” for example Q2 = 4 to 6 months in length from the date that funding is received from our recently completed public offering and other additional financing is sourced.

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will most likely occur now that our direct public offering is complete and the aggregate proceeds have been received. Our management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder and CEO has primarily provided these services through the date of this prospectus. Our business plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder and CEO, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside designers or sales/marketing firms. We currently do not have any cash or other resources to commence the use of outside service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder and CEO will continue to provide his services without consideration. We have no formal agreement in place with our founder and CEO covering his services, our founder’s and CEO’s plan will be to do all of the administrative and planning work as well as programming and marketing work on his own without consideration while he continues to seek other sources of funding for the Company.

Intellectual Property

We currently have no patents or trademarks. We intend to file a United States federal trademark registration for “GPODS, INC.,” “The GPod Solution,” and other marks. We have registered the www.gpodsinc.com domain name. We consider our trademarks and other intellectual property rights to be important to our branding strategy and business success. Each state has its own laws regarding registration of a trademark, including the requirements for keeping the registration valid. Although these laws are similar in many respects, variations exist regarding the time period for renewing the registration. For example, a trademark registered in California is valid for only five years and is renewable for successive five-year periods.

Although not required to validate a trademark, federal registration does provide additional benefits for the trademark owner. Included in these benefits are the right to use the symbol “®” and the right to file a trademark infringement lawsuit in federal court. To maintain these benefits, the owner of a federally registered trademark must make additional periodic filings to keep the registration valid. The first filing must be made between the fifth and sixth years after the trademark's registration date and is called a “declaration of use” or “section 8 filing.” This informs the USPTO that the trademark is still in use. The second filing is made between the ninth and 10th years after the trademark's registration date and includes another declaration of use along with an application for renewal. The third and subsequent filings will also include a declaration of use and application for renewal and must be done between the ninth and 10th year anniversary after the last filing. We have not registered our trademark.

Failing to file the required renewal applications for a registered trademark will result in the registration being cancelled, but as long as the trademark is still in use, the owner's common law trademark rights are still valid, and a new registration application can be filed. Even common law trademark rights become invalid if the owner has abandoned use of the trademark. Non-use of a trademark for three consecutive years is generally considered proof that the owner has abandoned the trademark. We have continued to use our trademark and intend on re-registering and applying for all applicable protections available under the law along with the right to transfer.

Government Regulation and Industry Standards

While there is no governmental regulation relating to the sale of growing equipment or soil and nutrients that we may sell in connection with our GPod solution, there may be laws and regulations governing the cultivation and sale of certain horticulture products that may be grown with the systems. We may be subject to various federal, state, provincial and local laws and regulations, compliance with which will increase our operating costs, limit or restrict the product and services that we intent to provide or the methods by which we intend to offer and how we sell those products and services. Noncompliance with these laws and regulations can subject us to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and future cash flows.

Employees

As of June 25, 2019, we had one employee, our founder and CEO, Mr. Dolan. During calendar year ending December 31, 2019 (dependent on our financing and available working capital), Mr. Dolan will continue to devote at least 30 hours a week to us and may increase those hours as necessary. Mr. Dolan is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for payment of his services. We may be limited in seeking the employment of others to assist in future operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Mr. Dolan has been compensated through the issuance of common stock in the Company and will defer payments for his services for a period of at least a year. It is his belief that these actions are in the best interest of the Company and its prospective investors who may invest in the Company’s common stock. We may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business as described in Plan of Operations:

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

Risks Related to the Business

1 .GPD has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

GPD is an early stage company and virtually no financial resources currently available to it. We had tangible assets of $114,027 and $51,746 as of March 31, 2019 and March 31, 2018, respectively. We had a negative working capital balance of $498,926 and $197,780 as of March 31, 2019 and March 31, 2018, respectively. We had a stockholders’ deficit of $464,557 and $168,787 at March 31, 2019 and March 31, 2018, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2019 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the recently completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Through the date of this Report most our efforts have been spent on the registration statement effort with limited execution of the business plan and expansion of our business operations. With the completion of the public offering, we will begin to seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates or friends of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $10,000 and $15,000 per month on operational expenses not directly related to our recently completed public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

2. GPD is and will continue to be completely dependent on the services of our founder, president, and CEO, Robert Dolan. The loss of whose services may cause our business operations to cease. We will need to retain qualified employees and outside consultants to further implement our business strategy.

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

3. Because we recently commenced business operations, we face a high risk of business failure.

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through March 31, 2019 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

The Company has not yet fully developed product or services that are saleable and available to consumers. We may not be able develop any product or services in the future because of a lack of funds or financing. In order for us to fully develop or acquire product or services, we must secure financing beyond “the recently completed direct public offering”. In the early stage of our operations, we have attempted to keep our costs at a minimum. The cost to develop product and services as currently outlined may well be in excess of $200,000 which is beyond our current capital raise plans. We have no established source of funds to fully undertake our business and expansion strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing most of the administrative and other operational functions on his own without any cash compensation. We currently use the services of a technical design firm with whom we have been working with on an as “needed basis”. The technical design firm provides its services on a deferment basis enabling us to not have to pay them immediately or even in the near term. We do not expect to pay them in full or even partially for a period of time. This methodology could result in our optimized environmental grow-system development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

4. We may not have or ever have the resources or ability to implement and manage our growth strategy.

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

5. We may not be successful in hiring technical personnel because of the competitive market for qualified people.

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

6. Our reliance on referrals from outside contacts to develop business may not be effective.

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

7. Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

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

8. There are significant potential conflicts of interest.

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

9. We will need to establish additional relationships with industry professionals to fully develop and market our company and its intended product or services.

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

10. Following the effective date of our registration statement we are subject to periodic reporting requirements of Section 15(d) of the Exchange Act.

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

11. Our internal controls may be inadequate, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated.

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

12. The costs of being a public company could result in us being unable to continue as a going concern.

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

13. Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and CEO.

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

Risks Related to Our Common Stock

14. The Company sold shares without an underwriter.

Shares of common stock were offered on our behalf by Mr. Dolan, our founder and CEO, on a best-efforts basis. No broker-dealer was retained and no broker-dealer was under any obligation to purchase any shares of common stock. The sale of a small number of shares increases the likelihood that no market will ever develop for our common stock.

15. A limited number of investors purchased shares of our common stock; they may lose their entire investment without us being even able to develop a market for our shares.

A small number of shares were sold by the Company (7,500,000) to 62 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost.

16. The offering price of our common stock was determined arbitrarily.

Our offering price was not determined by an independent financial evaluation, market mechanism or by our auditors, and was, therefore, to a large extent arbitrary. Our PCAOB-registered public accounting firm has not reviewed management's valuation and, accordingly expresses no opinion as to the fairness of the offering price. As a result, the price of our direct public offering may not reflect the value perceived by the market. There can be no assurance that the common stock offered hereby is worth the price for which it was offered, and investors may, therefore, lose a portion of, or their entire, investment.

17. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

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

18. The aggregate proceeds of the direct public offering are not much more than the costs of the direct public offering, so the Company did not receive much of economic benefit from the completion of the direct public offering.

The maximum aggregate proceeds of the direct public offering ($75,000) was more than the costs to complete ($35,000). We estimated the original offering costs; actual costs could have significantly higher through delays and other conditions that were out of our control. Despite the successful completion of the direct public offering and cost controls put in place we received little financial benefit from the completion of the direct public offering.

19. The interests of shareholders may be hurt because we can issue shares to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

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

20. Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

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

21. Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

22. Any market that develops will be subject to the penny stock regulations and restrictions pertaining to low priced stocks.

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

23. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

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

24. Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

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

25. Our board of directors (consisting of one person, our founder and CEO) has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

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

26. The ability of our founder and CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

As of the date of this Report our founder and CEO beneficially owns 57 percent of our equity. Because of his beneficial ownership, our founder, and CEO is in the position to elect the board of directors, decide on all matters requiring shareholder approval and determine our policies. The interests of our founder and CEO may differ from the interests of other shareholders, such as with respect to the issuance of new shares, business transactions with or a sale to other companies, selection of additional officers and directors and other significant business decisions. Minority shareholders would have no way of overriding decisions made by our founder and CEO. This level of control may have an adverse impact on the market value of the shares of our common stock because our founder and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

27. A significant portion of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended.

A significant portion of our outstanding shares of common stock (10,000,000 of the 17,500,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of the revisions to Rule 144 (effective December 31, 2008) there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 10,000,000 issued and outstanding shares of the restricted securities are owned by our founder, and CEO, which consists of 6,000,000 and 4,000,000 shares issued for services and tangible and intangible assets which may be sold commencing one year from the date our direct public offering was completed.

28. We do not expect to pay cash dividends in the foreseeable future.

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

29. We are an “emerging growth company” and cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

30. Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

31. You may have limited access to information regarding our business because our obligations to file periodic reports with the Securities and Exchange Commission could be automatically suspended under certain circumstances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 1308 Oak Avenue, Carlsbad, California 92008. This space is currently used by us and other businesses that Mr. Dolan operates from this location. The property from which we conduct our operations is owned by Mr. Dolan. Mr. Dolan does not charge us and he pays for all the utilities and maintenance costs required by the facility. There is no written lease agreement and we are under essentially a month-month verbal agreement to use this facility for no cost from Mr. Dolan.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any established national stock exchange. While our common stock we believe will be quoted on the OTC-Pink Sheet market system, there most likely will be a very limited public market for the shares of our common stock, with little to no trades of our common stock that will take place in any given time. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of June 25, 2019, an aggregate of 17,500,000 shares of our common stock were issued and outstanding and owned by 62 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regard to repurchases of our common stock.

Dividends

We have not since March 27, 2017 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors (the “Board” or the “Board of Directors”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this annual report on Form 10-K (the “Financial Statements” or “Report”). These financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through June 25, 2019 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our recently completed direct public offering.

We are a development stage business and have very limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our business(s) or support services to meet our obligations on a timely basis. The Company has not yet acquired or internally developed a ready for market product or service utilizing our environmental growing system. We may not be able to acquire or internally develop any product or services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire new products or services, we must be able to secure financing, this includes beyond just the net proceeds of the recently completed direct public offering. In the early stages of operations, we will continue to maintain or keep our costs to a minimum. The cost to develop the business plan as currently outlined may very well be in excess of $200,000. We have no established source of funds to undertake the business plan as currently outlined. Until we obtain the necessary funding, if ever, we will continue to keep our operating costs as low as possible. Our founder and CEO will provide a substantial amount of the work without any cash compensation. This methodology would certainly result in extending our development stage for at least two to five years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

The GPod vertical is comprised of one reservoir, one water pump, and multiple rows of 2-inch square holes to which the seedling inserts are affixed. The spray of nutrient-rich water feeds the plants efficiently and provide cost saving by using less water and food. The rows are spaced to reduce the size requirements for water, and energy usage but are fully accessible for harvesting from the ground. While hydroponics technology is expected to continue to dominate the market over the next few years, aeroponic and aquaponics are expected to show rapid growth due to the lower water usage of the former and the rising adoption of the latter by small-scale systems due to cost benefits.

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

Our plan to continue as a going concern is to reach the point where we begin generating revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow-system) to meet our obligations on a timely basis. The Company has not yet acquired or fully developed any of its intended services. We may not be able to acquire or internally develop any of its intended services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any of its intended services, we must be able to secure the necessary financing, beyond just the proceeds of the recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

Industry Overview

Aspiring urban organic growers who are challenged may find history interesting that the modular growing environments were invented by horticultural engineers as early as the 19th century. Famous botanist George Arends saw the need for year-round growing to accomplish the success in his prolific perennials. These controlled environments were expensive and therefore limited in size; therefore, he was always trying to make the limited space available more productive. George Arends (1862-1952) of Ronsdorf, Germany was a prolific breeder of perennials. Best known for his cultivars of False Spirea (Astilbe), with perhaps 95% of those sold today belonging to the arendsii species, he also bred Bergenia, Sedum, Phlox and Campanula. Between 1902 and 1952 Arends introduced over 74 cultivars of Astilbe, with the bronze leaf and red flowered 'Fanal' in 1933 the first of its type.

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

Phase One (Q1/Q2)1($45,000 est. costs)

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

_________

1 Key: “Q = a quarter or 3 months based on a 12 month year” for example Q2 = 4 to 6 months in length from the date that funding is received from our direct public offering and other additional financing is sourced.

As mentioned above, our phases are predicated upon the Company obtaining financing either through additional equity or debt beyond our recently completed direct public offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. Even if we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we may not be able to pursue any of our action steps. In that case, the Company will be forced to proceed on a piecemeal basis using the services of our founder, and CEO and the use of outside contractors when and if funds are obtained. Our founder and CEO currently devotes 30 hours per week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing we will not be able to pursue our business plan or our time-line objectives, and the Company may fail.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We currently received $34,039 in loans from our majority shareholder. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

Securing additional financing is critical to implementation of our timeline. If and when we obtain the required additional financing, we should be able to take our business plan through the necessary steps. In the event we are unable to raise any additional funds we will not be able to pursue our business plan, and we may fail entirely. We currently have no committed sources of financing besides the verbal commitment from our majority shareholder to provide us with financing in the short term until we are able to obtain reliable sources of financing.

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

Results of Operations for the twelve-month period ended March 31, 2019 compared to the twelve-month period ended March 31, 2018

	For the year ended March 31, 2019	For the year ended March 31, 2018
Expenses:
Officer compensation and wage expense	$60,000	$60,000
Prototype costs and consulting expense	158,100	35,200
Software development and consulting expense	90,600	67,925
Amortization and depreciation expense	4,000	3,670
Administration expense and other	22,011	717
Loss before income tax	334,711	167,512
Provision for income tax	800	-
Net loss	$(335,511)	$(167,512)
Basic and diluted loss per share	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	13,658,000	9,781,000

Expenses

Expenses for the twelve-month period ended March 31, 2019 compared to the twelve-month period ended March 31, 2018 were $334,711 and $167,512, respectively. Officer’s compensation was $60,000 for the twelve-month period ended March 31, 2019 compared to $60,000 for the twelve-month period ended March 31, 2018. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $158,100 for the twelve-month period ended March 31, 2019 compared to $35,200 for the twelve-month period ended March 31, 2018. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $90,600 for the twelve-month period ended March 31, 2019 compared to $67,925 for the twelve-month period ended March 31, 2018. These costs are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $34,039 as of March 31, 2019 specifically for these costs. Administrative costs and other expense was $22,011 for the twelve-month period ended March 31, 2019 compared to $717 for the twelve-month period ended March 31, 2018. Amortization and depreciation expense was $4,000 for the twelve-month period ended March 31, 2019 compared to $3,670 for the twelve-month period ended March 31, 2018. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve-month period ended March 31, 2019 compared to the twelve-month period ended March 31, 2018 was $334,711 and $167,512, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Weighted average common shares outstanding was 13,658,000 for the twelve-month period ended March 31, 2019 compared to 9,781,000 for the twelve-month period ended March 31, 2018. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the twelve-month period ended March 31, 2019 compared to the twelve-month period ended March 31, 2018 was $0.02 and $0.02, respectively.

Liquidity

We paid all costs related to our direct public offering. These expenses were paid as necessary. Absent the ability to pay these amounts in full and our expected public reporting costs and other needs we may need to seek financial assistance from shareholders or non-affiliated parties of the Company and its founder who may agree to loan us capital. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans from financial institutions or other funding sources. If and when secured, these loans most likely will be evidenced by interest-bearing secured and unsecured notes treated as loans until repaid, if and when the Company has the ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for these purpose or others. Our current funding sources have provided us unsecured notes payable with non-interest bearing and due upon demand terms. We believe these to be favorable because of the relationship of our founder with these lenders.

Since acquiring the business plan, most of our resources and work have been devoted to executing our business plan, limited technical design and drawing, testing and mock-up of our interchangeable modules to be used with our intended product, implementing systems and controls, and completing our registration statement. When our registration statement was complete, we began to refocus our work on product and service offerings as well as push forward with the development of our intellectual property surrounding our new environmentally optimized growing system. We believe the research and development work needed to further complete our product development, attract designers, and initiate marketing plans, including the development of a saleable product, will range between $150,000 and $200,000. This includes the use of outside contractors and experts and the services of our founder, Mr. Dolan. If we are able to secure the necessary funding to outsource these steps, of which there can be no assurance, we believe that we can execute a proper launch of our product and services to the consumer. If we are only able to use internal resources (primarily consisting of services of our founder, and CEO), the process may take much longer and our launch may be limited to a much smaller market. If we are unable to raise sufficient financing, development costs would have to come from our founder and CEO (to the extent that he is capable and willing to provide such additional financing). While we have engaged the services of several outside consultants on an as “needed basis” their assistance is rather limited and based on our financial capabilities and commitment. Our goal is for us to be able to have a saleable product, several robust sales channels and an e-commerce presence in six to twelve months from this date. There is no way of estimating the likelihood of reaching that goal.

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

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 (as we are not subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act). This exemption is only available to us under the JOBS Act or until we have been public for more than five years. These obligations we believe reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase the ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us (i.e. issuance of restricted shares of our common stock), although there can be no assurances that we will be successful in any of those efforts. We will reduce compensation paid to management (if and when we do compensate management) if there is insufficient cash generated from operations to satisfy these costs.

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

As of March 31, 2019, we owed approximately $579,000 in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of March 31, 2019. As of March 31, 2019, we owed approximately $34,000 in connection with an interest-free demand loan from a related party, Mr. Dolan. As of March 31, 2019, we owed approximately $59,000 from a non-affiliated party. The proceeds of loans and our direct public offering were used for basic working capital purposes. We repaid several of our non-affiliated loans prior to our direct public offering being completed. These funds came from other non-affiliated loans received.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2019 and believes there are none that have a material effect on the Company’s financial statements except for the following.

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

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical: (a) if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; and (b) if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not generated any revenues, so we have no direct experience with seasonality for our business. We do not expect that our planned business operations as currently outlined will be affected by seasonality.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GPODS, INC.

MARCH 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

GPods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPods, Inc. (the “Company”) as of March 31, 2019 and 2018, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue and further losses are anticipated. The Company requires additional funds to meet its obligations and its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA

PLS CPA,

A Professional Corp.

We have served as the Company’s auditor since 2017.

June 25, 2019

San Diego, CA 92111

GPODS, INC.

BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,996	$11,583
Prepaid expense	14,992	21,500
Total Current Assets	79,988	33,083

Proto-Pod Capitalized Costs, net	34,039	18,663

Intangible Asset, net	330	4,330

OTHER ASSETS:
Deferred offering costs	-	6,000
Total Other Assets	-	6,000

TOTAL ASSETS	$114,358	$62,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$485,875	$171,375
Related party loan	34,039	18,663
Notes payable	59,000	40,825
TOTAL LIABILITIES	578,914	230,863

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 and 10,000,000 issued and outstanding at March 31, 2019 and March 31, 2018, respectively	17,500	10,000
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	36,241	4,000
Accumulated deficit	(518,298)	(182,787)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(464,557)	(168,787)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$114,358	$62,076

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2019	For the year ended March 31, 2018
Expenses:
Officer compensation and wage expense	$60,000	$60,000
Prototype costs and consulting expense	158,100	35,200
Software development and consulting expense	90,600	67,925
Amortization and depreciation expense	4,000	3,670
Administration expense and other	22,011	717
Loss before income tax	(334,711)	(167,512)
Provision for income tax	800	-
Net loss	$(335,511)	$(167,512)
Basic and diluted loss per share	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	13,658,000	9,781,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – March 27, 2017 (inception) shares issued for organization services	6,000,000	$6,000	$-	$-	$6,000
Net loss – for the period March 27, 2017 (inception) through March 31, 2017	-	-	-	(15,275)	(15,275)

Balance – March 31, 2017	6,000,000	6,000	-	(15,275)	(9,275)
Shares issued for intangible assets	4,000,000	4,000	4,000	-	8,000
Net loss – for the twelve months ended March 31, 2018	-	-	-	(167,512)	(167,512)

Balance – March 31, 2018	10,000,000	10,000	4,000	(182,787)	(168,787)
Shares issued in direct public offering	7,500,000	7,500	67,500	-	75,000
Deferred offering costs – additional paid in capital	-	-	(35,259)	-	(35,259)
Net loss – for the twelve months ended March 31, 2019	-	-	-	(335,511)	(335,511)

Balance – March 31, 2019	17,500,000	$17,500	$36,241	$(518,298)	$(464,557)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2019	For the year ended March 31, 2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(335,511)	$(167,512)
Amortization	4,000	3,670

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	6,508	(21,500)
Change in deferred offering costs	6,000	(6,000)
Change in accounts payable	253,700	103,125
Change in accrued expense	60,800	60,000
Net Cash (Used in) Operating Activities	(4,503)	(28,217)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs	(15,376)	(18,663)
Net Cash (Used in) Investing Activities	(15,376)	(18,663)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	75,000	-
Deferred offering costs netted against proceeds from sale of common stock	(35,259)	-
Loan proceeds	69,675	45,800
Loan payments	(51,500)	(6,000)
Loan proceeds - related party	15,376	18,663
Net Cash Provided by Financing Activities	73,292	58,463

CHANGE IN CASH	53,413	11,583

CASH AT BEGINNING OF PERIOD	11,583	-

CASH AT END OF PERIOD	$64,996	$11,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for acquisition of intangible assets	$-	$8,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however no advertising costs were incurred for the year ended March 31, 2019 or March 31, 2018.

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

MARCH 31, 2019

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2-GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the twelve month period ended March 31, 2019 of $335,511 and as of March 31, 2019 had an accumulated deficit of $518,298. The Company as of March 31, 2019 had a negative working capital of $498,926. Additionally the Company’s activities since inception have been sustained through debt and the deferral of payments to vendors and others.

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

NOTE 3-INTANGIBLE ASSETS

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3-INTANGIBLE ASSETS (CONTINUED)

For the twelve months ended March 31, 2019 and 2018 we recognized $4,000 and $3,670 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4-RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

On December 31, 2017, the Company executed a promissory note with its related party in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note as of March 31, 2019 and 2018 was $34,039 and $18,663 respectively. The Company used these funds for working capital purposes and for the development of its proto-type GPod solution.

The Company recorded compensation expense of $60,000 and $60,000 for twelve month periods ended March 31, 2019 and 2018, respectively. The Company employs its founder under an agreement for $5,000 per month. Accrued compensation payable of $125,000 and $65,000 is due and payable as of March 31, 2019 and March 31, 2018, respectively.

During the twelve month period ended March 31, 2018 the Company recorded and capitalized $8,000 in intangible assets that were purchased from our founder. This transaction occurred on or about April 20, 2017. The Company valued these assets in an arms-length manner.

NOTE 5-NOTES PAYABLE

During the year ended March 31, 2018, the Company executed several promissory notes with eight non-affiliated sources in varying amounts ranging from $2,500 to $17,500. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds for working capital purposes. These notes payable were made in the ordinary course of business. As of March 31, 2019 and March 31, 2018 the Company had $59,000 and $40,825 in outstanding notes payable, respectively.

The Company, during the twelve month period ended March 31, 2019, received and repaid several unsecured notes payable in the amount of $59,000. The Company does not intend on repaying the remaining promissory notes payable in the near or immediate future.

NOTE 6-INCOME TAXES

At March 31, 2019, the Company had a net operating loss carryforward of $518,298, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for March 31, 2019 and 2018:

Deferred tax asset:	March 31, 2019	March 31, 2018

Net operating loss carryforward	$108,843	$63,975
Total deferred tax asset	108,843	63,975
Less: Valuation allowance	(108,843)	(63,975)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of March 31, 2019 and March 31, 2018 was $108,843 and $63,975, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 6-INCOME TAXES (CONTINUED)

Reconciliation between statutory rate and the effective tax rate for the twelve months ending March 31, 2019 and March 31, 2018:

Federal statutory rate	(21.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	35.0%
Effective tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with the majority of tax provision effective after December 31, 2017. We are acting in accordance with the Tax Act for the period ending March 31, 2019.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS generally for three years after filing with the service.

NOTE 7-SHARE CAPITAL

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

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 was credited towards additional paid in capital. At March 31, 2019 we had no deferred offering costs outstanding.

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

At March 31, 2019 and March 31, 2018, there were 17,500,000 and 10,000,000 shares of common stock issued and outstanding, respectively. No additional shares have been issued.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2019 through the date the financial statements were issued. The Company determined that it had the following reportable events.

•During the months April, May and June of 2019, the Company received in total an additional $15,000 in notes payable net of any repayments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and key management personnel as of June 25, 2019. Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors and are elected or appointed to serve until the next board of directors meeting which may follow the annual meeting of stockholders. Provided is a brief description of the business experience of each director and executive officer and key management personnel during the past five years and indication of directorships held by (if any) of each director in other companies subject to the reporting requirements under the Federal Securities Acts.

Name	Age	Position
Robert L. Dolan	35	Chairman, CEO (Principal Executive Officer) CFO (Principal Financial and Accounting Officer)

Robert L. Dolan, Chairman, CEO, CFO

Mr. Dolan is currently the Company’s sole officer and director in the respective capacities of CEO, CFO and Chairman of the Company’s board of directors. He has held these positions since March 27, 2017. He is responsible for all duties required of a corporate officer and the development of the business. From May 2005 through the present, Mr. Dolan has served as principal with a commercial organic farm located in Southern California, Fortuna Farms. He was instrumental in starting Fortuna Farms with an extensive background in indoor organic growing melding with traditional farming. Mr. Dolan regularly attends trade shows, subscribes to industry publications, and visits local farmers and growers to stay abreast of the newest technologies and the most advanced methods used in the industry. Farming is not a job for him, it’s a part of his identity, inheritance, and legacy continuously growing his base of knowledge. Mr. Dolan holds an Associate Degree in Horticulture with an emphasis in hydroponic automation received from California State University, San Marcos. Mr. Dolan has earned a number of industry awards for his unique designs as well as local recognition for his concepts in hydroponic automation, use and sustainability.

Possible Potential Conflicts

The OTCBB or OTC Market on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and one director (both of whom are the same person), and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are identified and terms of employment are mutually negotiated and agreed, particularly when we have sufficient capital resources and cash flow to make such offers.

In an effort to resolve potential conflicts of interest, we entered into a written agreement with Mr. Dolan specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us.

We cannot provide assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

The Company does not currently have any committees of the Board of Directors. Concurrent with having sufficient members and resources, the Board of Directors plans to establish an audit committee and a compensation committee. We believe that a minimum of five directors is needed to have effective committee systems. The audit committee will review the results and scope of annual audits and other services provided by independent auditors and will review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for officers. No final determination has yet been made as to the membership requirements of these committees or when we may have sufficient members to establish such committees. See “Executive Compensation” hereinafter.

All directors will be reimbursed by GPods for any expenses incurred in attending directors' meetings provided that GPods has the resources to pay these fees. GPods will consider applying for officers and directors liability insurance at such time that it has the resources to do so.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code has been filed with the SEC and is available upon written request to the Company.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

Director Nominations

As of March 31, 2019, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

Involvement in Certain Legal Proceedings

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

1.had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining his from or otherwise limiting his involvement in any of the following activities:

iacting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

iiengaging in any type of business practice; or

iiiengaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table shows, for the twelve months ended March 31, 2019 and 2018, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Dolan CEO, CFO and Director (1) (2)	2019	60,000 (1)	-	-	-	-	-	-	60,000
	2018	60,000	-	-	-	-	-	-	60,000

The Company has as employment arrangement with Mr. Dolan for services. We entered into this agreement on March 27, 2017. Mr. Dolan’s compensation is not based on any percentage of profits or other financial calculations. Mr. Dolan as a board member makes all decisions determining the amount and timing of payment for his compensation and, for the immediate future, Mr. Dolan has elected not to receive payment of compensation which permits us to meet our day-day financial obligations. Mr. Dolan’s compensation is deferred until at such time that we receive sufficient financing or that we no longer are a going concern.

(1) Mr. Dolan is employed by the Company under an employment agreement that provides for a $5,000/month salary. The Company and Mr. Dolan mutually agreed to defer the payment of compensation until as such time the Company is able to with sufficient financing and/or it ceases to be a going concern. Mr. Dolan receives an accrued salary of $60,000 per year.

(2) Mr. Dolan upon inception (March 27, 2017) received 6,000,000 shares of common stock of the Company in exchange for services valued at $6,000. The Company does not intend to issue any additional shares to Mr. Dolan for his services as an officer or as a director despite our mutual agreement to continue the deferral of payment for his services.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended March 31, 2018. The Company had no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended March 31, 2018. The Company had no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2018 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as to key consultants (of which there are none).

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2019.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Dolan(1)	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Dolan provides his services as a director to the Company for no compensation.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2019. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2019. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2019. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 25, 2019 we had 17,500,000 shares of common stock outstanding which are held by 62 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of June 25, 2019; of all directors and executive officers of GPods, Inc.; and of our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Robert Dolan (c)	10,000,000	57.14%
	All Directors and Officers as a group (1 person)	10,000,000	57.14%

(a) The address for purposes of this table is 1308 Oak Avenue, Carlsbad, California 92008.

(b) Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Upon inception Mr. Dolan received 6,000,000 shares for services and 4,000,000 shares for selling certain intangible and tangible assets to the Company on April 20, 2017, including a comprehensive business and operating plan, grow-pod unit development costs, computing and other equipment which represented the initial basis for our business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Introduction

We were incorporated under the laws of the State of Nevada on March 27, 2017. GPods, Inc. is authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or are outstanding. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 10,000,000 shares of preferred stock with voting, liquidation, conversion, and other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

•The number of shares and the designation of the series;

•Whether to pay dividends on the series and, if so, the dividend rate, the dividend payment date, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•Whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•Whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•Whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•The rights of the shares of series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock. There are 17,500,000 shares of our common stock issued and outstanding as of March 31, 2019 held by sixty-two shareholders of record:

•Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Authorized but Un-issued Capital Stock

Nevada law does not require stockholder approval for any issuance of authorized shares. These shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of un-issued and unreserved common stock (and/or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Shareholder Matters

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us; our shares will probably be considered penny stocks for the foreseeable future. Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes (“NRS” or “Nevada law”). Certain provisions of Nevada law described below create rights that might be deemed material to our shareholders. Some provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider: (a) the economy of the state and the nation; (b) the interests of the community and of society; and (c) our long-term and short-term interests and that of our shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers, plans of conversion, or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of a company’s articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•Listed on a national securities exchange;

•Issued by an open-end management investment company registered with the SEC and which may be redeemed at the option of the shareholder at net asset value; or

•Traded in an organized market and has at least 2,000 holders and a market value of at least $20,000,000, exclusive of the value of shares held by the company’s senior executives, directors, and beneficial stockholders owning more than 10% of such shares.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation, if the board of directors resolution approving the plan of merger or exchange provides otherwise, or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law specifies that shareholders have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his or her demand to inspect. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

i.The articles of incorporation and all amendments thereto;

ii.Bylaws and all amendments thereto; and

iii.A stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent a person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these shareholders having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual report on Form 10-K. This form is filed with the SEC within 90 days after the close of each fiscal year hereafter. You can view these and our other filings at www.sec.gov in the “EDGAR” database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in a company may not obtain voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to exercise dissenting rights and demand payment for the fair value of their shares, and we must comply with the demand. An “acquiring person” means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. “Controlling interest” means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all the voting power of the company in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. “Control shares” means the company's outstanding voting shares that an acquiring person: (a) acquires or offers to acquire in an acquisition; and (b) acquires within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply to the company or to an acquisition of a controlling interest.

According to NRS 78.378, the provisions referred to above do not restrict our directors from taking action to protect the interests of our Company and its shareholders, including but not limited to, adopting or executing plans, arrangements or instruments that grant or deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from imposing stricter requirements in our Articles of Incorporation, bylaws, or a board resolution relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an “interested shareholder.” As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise.

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for two years after the date the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless the combination meets all the requirements of our Articles of Incorporation; and the combination was either approved (1) by our board of directors before the person became an interested shareholder; or (2) by the board of directors and disinterested shareholders representing at least 60% of the Company’s voting power. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the two-year period only if the shareholder receives approval from a majority of our disinterested shareholders or the combination meets the requirements for adequate consideration that are specified in NRS 78.441-42. For the above provisions, “resident domestic-corporation” means a Nevada corporation that has 200 or more shareholders of record. An “interested stockholder” is defined in NRS 78.423 as someone who is either:

•The beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

•Our affiliate or associate and who within two years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Its telephone number is 801-274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address is 1308 Oak Avenue, Carlsbad, California 92008. This space is currently used by us and other businesses that Mr. Dolan operates from this location. There is no written lease agreement and we are under essentially a month-month verbal agreement to use this facility with Mr. Dolan.

We issued 6,000,000 shares of its common stock to its founder and CEO, Mr. Dolan, in exchange for services incurred upon incorporation. These services were valued at $6,000. Mr. Dolan developed our comprehensive business and operations plan, the foundation for our environmentally optimized growing system to be used to support our optimized growing system business, which we continue to develop and improve upon. Mr. Dolan received 4,000,000 shares of our common stock for selling certain tangible and intangible assets to us. The value of the assets purchased was $8,000, which is far less than the actual cost incurred by Mr. Dolan.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB as maintained by OTC Markets Group, Inc. does not have director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Dolan is not an independent director because Mr. Dolan currently serves as an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2019 and March 31, 2018 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2019	March 31, 2018
Audit fees (1)	$10,500	$6,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,500	$6,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2019 and March 31, 2018, respectively.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)Financial Statements

(b)Exhibits

No.	Description
3.1	Articles of Incorporation *
3.2	By-Laws *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

Date: June 25, 2019
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Robert Dolan Robert Dolan	Director and President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)	June 25, 2019