Form 10-Q
period 2019-06-30
GPODS, INC.
filed 2019-08-07
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2019 was 17,500,000 shares.

GPODS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GPODS, INC.

BALANCE SHEETS

	June 30, 2019 (unaudited)	March 31, 2019 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,996	$64,996
Prepaid expense	14,022	14,992
Total Current Assets	80,018	79,988

Proto-Pod Capitalized Costs, net	73,300	34,039
Internal-Use Software	15,200	-
Intangible Assets, net	-	330

TOTAL ASSETS	$168,518	$114,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$585,425	$485,875
Related party loan	43,700	34,039
Notes payable	65,000	59,000
TOTAL LIABILITIES	694,125	578,914

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 issued and outstanding	17,500	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	36,241	36,241
Accumulated deficit	(579,348)	(518,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(525,607)	(464,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$168,518	$114,358

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF OPERATIONS

	For the three months ended June 30, 2019 (unaudited)	For the three months ended June 30, 2018 (unaudited)
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	23,750	30,250
Software development and consulting expense	15,200	19,000
Amortization and depreciation expense	330	1,000
Administration expense and other	5,970	3
Loss before income tax	60,250	65,253

Provision for income tax	800	800
Net loss	$(61,050)	$(66,053)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	10,000,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2018	10,000,000	$10,000	$4,000	$(182,787)	(168,787)
Net loss – three months ended June 30, 2018	-	-	-	(66,053)	(66,053)
Balance – June 30, 2018 (unaudited)	10,000,000	$10,000	$4,000	$(248,840)	$(238,840)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2019	10,000,000	$17,500	$36,241	$(518,298)	$(464,557)
Net loss – three months ended June 30, 2019	-	-	-	(61,050)	(61,050)
Balance – June 30, 2019 (unaudited)	17,500,000	$17,500	$36,241	$(579,348)	$(525,607)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the three months ended June 30, 2019 (unaudited)	For the three months ended June 30, 2018 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(61,050)	$(66,053)
Amortization	330	1,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	970	-
Change in deferred offering costs	-	(4,000)
Change in accounts payable	38,950	50,050
Change in accrued expense	15,800	15,000
Net Cash (Used in) Operating Activities	(5,000)	(4,003)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs	(9,661)	(3,698)
Net Cash (Used in) Investing Activities	(9,661)	(3,698)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	15,000	6,000
Loan payments	(9,000)	(6,000)
Loan proceeds - related party	9,661	3,698
Net Cash Provided by Financing Activities	15,661	3,698

CHANGE IN CASH	1,000	(4,003)

CASH AT BEGINNING OF PERIOD	64,996	11,583

CASH AT END OF PERIOD	$65,996	$7,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs	$29,600	$-
Capitalized services - Internal use software	$15,200	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The “Company” was incorporated on March 27, 2017 (date of inception) under the laws of the State of Nevada, as GPods, Inc. The Company is headquartered in Carlsbad, California and intends on expanding our business throughout the continental United States and Canada.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however no advertising costs were incurred for the three months ended June 30, 2019 or June 30, 2018.

Capitalized Prototype Costs

Prototype development costs are various soft (external consulting and design expenditures) and hard costs (hardware, material costs and various other engineering costs) associated with the development of our GPod system are stated at historical cost. Prototype development costs consist of external consultant and designer costs and costs of raw material used in development. Until the prototype is substantially completed and ready for its intended use, no depreciation expenses will be incurred. The Company currently has no depreciation policy with respect to the prototype development costs.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Interim financial statements (June 30, 2019 (unaudited)) and basis of presentation

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These financial statements should be read along with our annual financial statements for the period ended March 31, 2019 and notes contained within.

NOTE 2–GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the three month period ended June 30, 2019 of $61,050 and as of June 30, 2019 had an accumulated deficit of $579,348. The Company as of June 30, 2019 had a negative working capital of $614,107. Additionally the Company’s activities since inception have been sustained through debt and the deferral of payments to vendors and others.

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

NOTE 3–INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE

Purchased Intangible Assets

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

For the three months ended June 30, 2019 and 2018 we recognized $330 and $1,000 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 3–INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE (CONTINUED)

Capitalized Internal-Use Software

Costs incurred in the development of the Company’s intended services and offerings are expensed as incurred, except certain internal-use software development costs eligible for capitalization.

Capitalized costs include external consulting fees, payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project, and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. The Company will amortize completed internal-use software that is used on its own network to cost of revenue over its estimated useful life. We have capitalized approximately $15,000 in costs that we incurred with our external consultants that are focused specifically on this internal-use software project.

NOTE 4–RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

On December 31, 2017, the Company executed a promissory note with its related party in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note as of June 30, 2019 and March 31, 2019 was $43,700 and $34,039, respectively. The Company used these funds for working capital purposes and for the development of its proto-type GPod solution.

The Company recorded compensation expense of $15,000 and $15,000 for three month periods ended June 30, 2019 and 2018, respectively. The Company employs its founder under an employment agreement for $5,000 per month. Accrued compensation payable of $140,000 and $125,000 is due and payable as of June 30, 2019 and March 31, 2019, respectively.

NOTE 5–NOTES PAYABLE

During the year ended March 31, 2018, the Company executed several promissory notes with eight non-affiliated sources in varying amounts ranging from $2,500 to $17,500. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds for working capital purposes. These notes payable were made in the ordinary course of business. As of June 30, 2019 and March 31, 2019 the Company had $65,000 and $59,000 in outstanding notes payable, respectively.

The Company, during the three month period ended March 31, 2019, repaid one unsecured notes payable in the amount of $9,000.

NOTE 6–INCOME TAXES

At June 30, 2019, the Company had a net operating loss carryforward of $579,348 which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for June 30, 2019 and for March 31, 2019:

Deferred tax asset:	June 30, 2019	March 31, 2019

Net operating loss carryforward	$121,663	$108,843
Total deferred tax asset	121,663	108,843
Less: Valuation allowance	(121,663)	(108,843)
Net deferred tax asset	$-	$-

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 6–INCOME TAXES (CONTINUED)

Valuation allowance for deferred tax asset as of June 30, 2019 and March 31, 2019 was $121,663 and $108,843, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three months ending June 30, 2019 and June 30, 2018, respectively:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with the majority of tax provision effective after December 31, 2017. We are acting in accordance with the Tax Act for the period ending June 30, 2019.

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

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 was credited towards additional paid in capital. At June 30, 2019 we had no deferred offering costs outstanding.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 7–SHARE CAPITAL (CONTINUED)

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

At June 30, 2019 and March 31, 2019, there were 17,500,000 shares of common stock issued and outstanding. No additional shares have been issued.

NOTE 8–SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2019 through the date the financial statements were issued. The Company determined that it had the following reportable events.

•None.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through August 7, 2019 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our recently completed direct public offering.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We currently received $43,700 in loans from our majority shareholder. We expect that that amount will increase substantially over the next few months as our plan of operations is rolled out.

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

Results of Operations for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018

	For the three-month period ended June 30, 2019	For the three-month period ended March 31, 2018
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	23,750	30,250
Software development and consulting expense	15,200	19,000
Amortization and depreciation expense	330	1,000
Administration expense and other	5,970	3
Loss before income tax	60,250	65,253
Provision for income tax	800	800
Net loss	$(61,050)	$(65,253)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	10,000,000

Expenses

Expenses for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 were $60,250 and $65,253, respectively. Officer’s compensation was $15,000 for the three-month period ended June 30, 2019 compared to $15,000 for the three-month period ended June 30, 2018. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $23,750 for the three-month period ended June 30, 2019 compared to $30,250 for the three-month period ended June 30, 2018. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $15,200 for the three-month period ended June 30, 2019 compared to $19,000 for the three-month period ended June 30, 2018. These costs are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $43,700 as of June 30, 2019 specifically for these costs. Administrative costs and other expense was $5,970 for the three-month period ended June 30, 2019 compared to $3 for the three-month period ended June 30, 2018. Amortization and depreciation expense was $330 for the three-month period ended June 30, 2019 compared to $1,000 for the three-month period ended June 30, 2018. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 was $60,250 and $65,253, respectively. We recorded no provision for federal income taxes. We have not generated any revenues. Weighted average common shares outstanding was 17,500,000 for the three-month period ended June 30, 2019 compared to 10,000,000 for the three-month period ended June 30, 2018. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 was $0.00 and $0.01, respectively.

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

As of June 30, 2019, we owed approximately $694,000 in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of June 30, 2019. As of June 30, 2019, we owed approximately $44,000 in connection with an interest-free demand loan from a related party, Mr. Dolan. As of June 30, 2019, we owed approximately $65,000 from a non-affiliated party. The proceeds of loans and our direct public offering were used for basic working capital purposes. We repaid several of our non-affiliated loans prior to our direct public offering being completed. These funds came from other non-affiliated loans received.

Recently Issued Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to the Business

1. GPD has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

GPD is an early stage company and virtually no financial resources currently available to it. We had tangible assets $153,318 and $114,027 as of June 30, 2019 and March 31, 2019, respectively. We had a negative working capital balance of $614,107 and $498,926 as of June 30, 2019 and March 31, 2019, respectively. We had a stockholders’ deficit of $525,607 and $464,557 at June 30, 2019 and March 31, 2019, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2019 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the recently completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Through the date of this Report most our efforts have been spent on the registration statement effort with limited execution of the business plan and expansion of our business operations. With the completion of the public offering, we will begin to seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through June 30, 2019 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

None for the period ending June 30, 2019

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
Date: August 7, 2019
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan Robert Dolan	Director and President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)	August 7, 2019