Form 10-Q
period 2019-09-30
GPODS, INC.
filed 2019-11-12
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2019 was 17,500,000 shares.

GPODS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GPODS, INC.

BALANCE SHEETS

	September 30, 2019 (unaudited)	March 31, 2019 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75,998	$64,996
Prepaid expense	14,770	14,992
Total Current Assets	90,768	79,988

Proto-Pod Capitalized Costs, net	97,198	34,039
Internal-Use Software	24,800	-
Intangible Assets, net	-	330

TOTAL ASSETS	$212,766	$114,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$493,725	$360,075
Accrued expenses	156,600	125,800
Related party loan	50,402	34,039
Notes payable	80,000	59,000
TOTAL LIABILITIES	780,727	578,914

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 issued and outstanding	17,500	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	36,241	36,241
Accumulated deficit	(621,702)	(518,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(567,961)	(464,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$212,766	$114,358

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF OPERATIONS

	For the six months ended September 30, 2019 (unaudited)	For the six months ended September 30, 2018 (unaudited)
Expenses:
Officer compensation and wage expense	$30,000	$30,000
Prototype costs and consulting expense	37,250	69,500
Software development and consulting expense	24,800	35,800
Amortization and depreciation expense	330	2,000
Administration expense and other	10,224	53
Loss before income tax	102,604	137,353

Provision for income tax	800	800
Net loss	$(103,404)	$(138,153)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	10,000,000

	For the three months ended September 30, 2019 (unaudited)	For the three months ended September 30, 2018 (unaudited)
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	13,500	39,250
Software development and consulting expense	9,600	16,800
Amortization and depreciation expense	-	1,000
Administration expense and other	4,254	50
Loss before income tax	42,354	72,100

Provision for income tax	-	-
Net loss	$(42,354)	$(72,100)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	10,000,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2018	10,000,000	$10,000	$4,000	$(182,787)	(168,787)

Net loss – three months ended June 30, 2018	-	-	-	(66,053)	(66,053)
Balance – June 30, 2018 (unaudited)	10,000,000	10,000	4,000	(248,840)	(238,840)

Net loss – three months ended September 30, 2018	-	-	-	(72,100)	(72,100)
Balance – September 30, 2018 (unaudited)	10,000,000	$10,000	$4,000	$(320,940)	$(306,940)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2019	10,000,000	$17,500	$36,241	$(518,298)	$(464,557)

Net loss – three months ended June 30, 2019	-	-	-	(61,050)	(61,050)
Balance – June 30, 2019 (unaudited)	17,500,000	17,500	36,241	(579,348)	(525,607)

Net loss – three months ended September 30, 2019	-	-	-	(42,354)	(42,354)
Balance – September 30, 2019 (unaudited)	17,500,000	$17,500	$36,241	$(621,702)	$(567,961)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the six months ended September 30, 2019 (unaudited)	For the six months ended September 30, 2018 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(103,404)	$(138,153)
Amortization	330	2,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	222	21,124
Change in deferred offering costs	-	(27,124)
Change in accounts payable	62,050	106,100
Change in accrued expense	30,800	30,000
Net Cash (Used in) Operating Activities	(10,002)	(6,053)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs	(16,359)	(6,554)
Net Cash (Used in) Investing Activities	(16,359)	(6,554)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	30,000	6,000
Loan payments	(9,000)	(6,000)
Loan proceeds - related party	16,363	6,554
Net Cash Provided by Financing Activities	37,363	6,554

CHANGE IN CASH	11,002	(6,053)

CASH AT BEGINNING OF PERIOD	64,996	11,583

CASH AT END OF PERIOD	$75,998	$5,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs	$46,800	$-
Capitalized services - Internal use software	$24,800	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however no advertising costs were incurred for the three months or six months ended September 30, 2019 or September 30, 2018, respectively.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

Interim financial statements (September 30, 2019 (unaudited)) and basis of presentation

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

SEPTEMBER 30, 2019

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our completed public offering. As a result, the Company incurred a net loss for the six month period ended September 30, 2019 of $103,404 and as of September 30, 2019 had an accumulated deficit of $621,702. The Company as of September 30, 2019 had a negative working capital of $689,959. Additionally the Company’s activities since inception have been sustained through debt and the deferral of payments to vendors and others.

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

For the six months ended September 30, 2019 and 2018 we recognized $330 and $2,000 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 3–INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE (CONTINUED)

Capitalized Internal-Use Software

Costs incurred in the development of the Company’s intended services and offerings are expensed as incurred, except certain internal-use software development costs eligible for capitalization.

Capitalized costs include external consulting fees, payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project, and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. The Company will amortize completed internal-use software that is used on its own network to cost of revenue over its estimated useful life. We capitalized approximately $25,000 in costs that we incurred with our external consultants that are focused specifically on this internal-use software project.

NOTE 4–RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

On December 31, 2017, the Company executed a promissory note with its related party in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note as of September 30, 2019 and March 31, 2019 was $50,402 and $34,039, respectively. The Company used these funds for working capital purposes and for the development of its proto-type GPod solution.

The Company recorded compensation expense of $30,000 and $30,000 for six month periods ended September 30, 2019 and 2018, respectively. The Company employs its founder under an employment agreement for $5,000 per month. Accrued compensation payable of $155,000 and $125,000 is due and payable as of September 30, 2019 and March 31, 2019, respectively.

NOTE 5–NOTES PAYABLE

During the year ended March 31, 2018, the Company executed several promissory notes with eight non-affiliated sources in varying amounts ranging from $2,500 to $17,500. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds for working capital purposes. These notes payable were made in the ordinary course of business. As of September 30, 2019 and March 31, 2019 the Company had $80,000 and $59,000 in outstanding notes payable, respectively.

The Company, during the six month period ended March 31, 2019, repaid one unsecured note payable in the amount of $9,000.

NOTE 6–INCOME TAXES

At September 30, 2019, the Company had a net operating loss carryforward of $621,702 which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for September 30, 2019 and for March 31, 2019:

Deferred tax asset:	September 30, 2019	March 31, 2019

Net operating loss carryforward	$130,557	$108,843
Total deferred tax asset	130,557	108,843
Less: Valuation allowance	(130,557)	(108,843)
Net deferred tax asset	$-	$-

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 6–INCOME TAXES (CONTINUED)

Valuation allowance for deferred tax asset as of September 30, 2019 and March 31, 2019 was $130,557 and $108,843, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the six months ending September 30, 2019 and September 30, 2018, respectively:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with the majority of tax provision effective after December 31, 2017. We are acting in accordance with the Tax Act for the period ending September 30, 2019.

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

On October 4, 2018 the Company received a notice of effectiveness for our registration statement filed on Form S-1. The Company received total investment of $75,000 at a price of $0.01 per share. A total of 7,500,000 shares of common stock were issued to 61 investors who had participated in the public offering.

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the public offering. Deferred offering costs were offset against the net proceeds of our public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 were credited towards additional paid in capital. At September 30, 2019 we had no deferred offering costs remaining.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019 and March 31, 2019, there were 17,500,000 shares of common stock issued and outstanding. No additional shares have been issued.

NOTE 8–SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2019 through the date the financial statements were issued. The Company determined that it had the following reportable events.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through November 12, 2019 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our completed public offering.

We are a development stage business and have very limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our business(s) or support services to meet our obligations on a timely basis. The Company has not yet acquired or internally developed a ready for market product or service utilizing our environmental growing system. We may not be able to acquire or internally develop any product or services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire new products or services, we must be able to secure financing, this includes beyond just the net proceeds of the completed public offering. In the early stages of operations, we will continue to maintain or keep our costs to a minimum. The cost to develop the business plan as currently outlined may very well be in excess of $200,000. We have no established source of funds to undertake the business plan as currently outlined. Until we obtain the necessary funding, if ever, we will continue to keep our operating costs as low as possible. Our founder and CEO will provide a substantial amount of the work without any cash compensation. This methodology would certainly result in extending our development stage for at least two to five years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Our plan to continue as a going concern is to reach the point where we begin generating revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow-system) to meet our obligations on a timely basis. The Company has not yet acquired or fully developed any of its intended services. We may not be able to acquire or internally develop any of its intended services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any of its intended services, we must be able to secure the necessary financing, beyond just the proceeds of the completed public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

_________

1 Key: “Q = a quarter or 3 months based on a 12 month year” for example Q2 = 4 to 6 months in length from the date that funding is received from our public offering and other additional financing is sourced.

As mentioned above, our phases are predicated upon the Company obtaining financing either through additional equity or debt beyond our completed public offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. Even if we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we may not be able to pursue any of our action steps. In that case, the Company will be forced to proceed on a piecemeal basis using the services of our founder, and CEO and the use of outside contractors when and if funds are obtained. Our founder and CEO currently devotes 30 hours per week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We have received $50,402 in loans from our majority shareholder. We expect that amount will increase substantially over the next few months as our plan of operations is rolled out.

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

Results of Operations for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018

	For the three-month period ended September 30, 2019	For the three-month period ended March 31, 2018
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	13,500	39,250
Software development and consulting expense	9,600	16,800
Amortization and depreciation expense	-	1,000
Administration expense and other	4,254	50
Loss before income tax	42,354	72,100
Provision for income tax	-	-
Net loss	$(42,354)	$(72,100)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	10,000,000

Expenses

Expenses for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018 were $42,354 and $72,100, respectively. Officer’s compensation was $15,000 for the three-month period ended September 30, 2019 compared to $15,000 for the three-month period ended September 30, 2018. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $13,500 for the three-month period ended September 30, 2019 compared to $39,250 for the three-month period ended September 30, 2018. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $9,600 for the three-month period ended September 30, 2019 compared to $16,800 for the three-month period ended September 30, 2018. These costs are considered to not be able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $50,402 as of September 30, 2019 specifically for these costs. Administrative costs and other expense was $4,254 for the three-month period ended September 30, 2019 compared to $50 for the three-month period ended September 30, 2018. Amortization and depreciation expense was none for the three-month period ended September 30, 2019 compared to $1,000 for the three-month period ended September 30, 2018. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018 was $42,354 and $72,100, respectively. We recorded no provision for federal income taxes. We have not generated any revenues. Weighted average common shares outstanding was 17,500,000 for the three-month period ended September 30, 2019 compared to 10,000,000 for the three-month period ended September 30, 2018. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018 was $0.00 and $0.01, respectively.

Results of Operations for the six-month period ended September 30, 2019 compared to the six-month period ended September 30, 2018

	For the six-month period ended September 30, 2019	For the six-month period ended March 31, 2018
Expenses:
Officer compensation and wage expense	$30,000	$30,000
Prototype costs and consulting expense	37,250	69,500
Software development and consulting expense	24,800	35,800
Amortization and depreciation expense	330	2,000
Administration expense and other	10,224	53
Loss before income tax	102,604	137,353
Provision for income tax	800	800
Net loss	$(103,404)	$(138,153)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	10,000,000

Expenses

Expenses for the six-month period ended September 30, 2019 compared to the six-month period ended September 30, 2018 were $102,604 and $137,353, respectively. Officer’s compensation was $30,000 for the six-month period ended September 30, 2019 compared to $30,000 for the six-month period ended September 30, 2018. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $37,250 for the six-month period ended September 30, 2019 compared to $69,500 for the six-month period ended September 30, 2018. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $24,800 for the six-month period ended September 30, 2019 compared to $35,800 for the six-month period ended September 30, 2018. These costs are considered to not be able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $50,402 as of September 30, 2019 specifically for these costs. Administrative costs and other expense was $10,224 for the six-month period ended September 30, 2019 compared to $53 for the six-month period ended September 30, 2018. Amortization and depreciation expense was $330 for the six-month period ended September 30, 2019 compared to $2,000 for the six-month period ended September 30, 2018. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the six-month period ended September 30, 2019 compared to the six-month period ended September 30, 2018 was $103,404 and $138,153, respectively. We recorded no provision for federal income taxes. We have not generated any revenues. Weighted average common shares outstanding was 17,500,000 for the six-month period ended September 30, 2019 compared to 10,000,000 for the six-month period ended September 30, 2018. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the six-month period ended September 30, 2019 compared to the six-month period ended September 30, 2018 was $0.01 and $0.01, respectively.

Liquidity

We paid all costs related to our public offering. These expenses were paid as necessary. Absent the ability to pay these amounts in full and our expected public reporting costs and other needs we may need to seek financial assistance from shareholders or non-affiliated parties of the Company and its founder who may agree to loan us capital. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans from financial institutions or other funding sources. If and when secured, these loans most likely will be evidenced by interest-bearing secured and unsecured notes treated as loans until repaid, if and when the Company has the ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for these purpose or others. Our current funding sources have provided us unsecured notes payable with non-interest bearing and due upon demand terms. We believe these to be favorable because of the relationship of our founder with these lenders.

Since acquiring the business plan, most of our resources and work have been devoted to executing our business plan, limited technical design and drawing, testing and mock-up of our interchangeable modules to be used with our intended product, implementing systems and controls, and completing our registration statement. When our registration statement was complete, we began to refocus our work on product and service offerings as well as push forward with the development of our intellectual property surrounding our new environmentally optimized growing system. We believe the research and development work needed to further complete our product development, attract designers, and initiate marketing plans, including the development of a saleable product, will range between $200,000 and $250,000. This includes the use of outside contractors and experts and the services of our founder, Mr. Dolan. If we are able to secure the necessary funding to outsource these steps, of which there can be no assurance, we believe that we can execute a proper launch of our product and services to the consumer. If we are only able to use internal resources (primarily consisting of services of our founder, and CEO), the process may take much longer and our launch may be limited to a much smaller market. If we are unable to raise sufficient financing, development costs would have to come from our founder and CEO (to the extent that he is capable and willing to provide such additional financing). While we have engaged the services of several outside consultants on an as “needed basis” their assistance is rather limited and based on our financial capabilities and commitment. Our goal is for us to be able to have a saleable product, several robust sales channels and an e-commerce presence in six to twelve months from this date. There is no way of estimating the likelihood of reaching that goal.

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

We do not have any current plans to raise additional capital through the sale of securities except as described herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and advice that we have received from finance and market professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give a person a greater feeling of identity with us which may result in increased referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. GPD may offer shares of its common stock to settle a portion of the professional fees incurred. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares as settlement of obligations due them.

As of September 30, 2019, we owed approximately $780,000 in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of September 30, 2019. As of September 30, 2019, we owed approximately $50,000 in connection with an interest-free demand loan from a related party, Mr. Dolan. As of September 30, 2019, we owed approximately $80,000 from a non-affiliated party. The proceeds of loans and our public offering were used for basic working capital purposes. We repaid several of our non-affiliated loans prior to our public offering being completed. These funds came from other non-affiliated loans received.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this interim report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPD is an early stage company and virtually no financial resources currently available to it. We had tangible assets $187,966 and $114,027 as of September 30, 2019 and March 31, 2019, respectively. We had a negative working capital balance of $689,959 and $498,926 as of September 30, 2019 and March 31, 2019, respectively. We had a stockholders’ deficit of $567,961 and $464,557 at September 30, 2019 and March 31, 2019, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2019 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Through the date of this Report most our efforts have been spent on the registration statement effort with limited execution of the business plan and expansion of our business operations. With the completion of the public offering, we will begin to seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates or friends of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $10,000 and $15,000 per month on operational expenses. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through September 30, 2019 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

The Company has not yet fully developed product or services that are saleable and available to consumers. We may not be able develop any product or services in the future because of a lack of funds or financing. In order for us to fully develop or acquire product or services, we must secure financing beyond “the completed public offering”. In the early stage of our operations, we have attempted to keep our costs at a minimum. The cost to develop product and services as currently outlined may well be in excess of $250,000 which is beyond our current capital raise plans. We have no established source of funds to fully undertake our business and expansion strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing most of the administrative and other operational functions on his own without any cash compensation. We currently use the services of a technical design firm with whom we have been working with on an as “needed basis”. The technical design firm provides its services on a deferment basis enabling us to not have to pay them immediately or even in the near term. We do not expect to pay them in full or even partially for a period of time. This methodology could result in our optimized environmental grow-system development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

Our offering price was not determined by an independent financial evaluation, market mechanism or by our auditors, and was, therefore, to a large extent arbitrary. Our PCAOB-registered public accounting firm has not reviewed management's valuation and, accordingly expresses no opinion as to the fairness of the offering price. As a result, the price of our public offering may not reflect the value perceived by the market. There can be no assurance that the common stock offered hereby is worth the price for which it was offered, and investors may, therefore, lose a portion of, or their entire, investment.

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

18. The aggregate proceeds of the public offering are not much more than the costs of the public offering, so the Company did not receive much of economic benefit from the completion of the public offering.

The maximum aggregate proceeds of the public offering ($75,000) was slightly more than the costs to complete ($35,000). We estimated the original offering costs; actual costs could have significantly higher through delays and other conditions that were out of our control. Despite the successful completion of the public offering and cost controls put in place we received little to no financial benefit from the completion of our public offering.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. While we have contacted a market maker, there are a limited number of market makers that will provide this service. Ultimately we will need to have a market maker to file and submit an application with FINRA on our behalf. This application is done in order to be able to quote the shares of common stock on the OTCBB maintained by FINRA commencing only upon the effectiveness of our registration statement. There can be no assurance that a market maker’s application when filed and submitted will be accepted by FINRA, and we cannot accurately estimate as to the period of time that an application will require.

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

All 10,000,000 issued and outstanding shares of the restricted securities are owned by our founder, and CEO, which consists of 6,000,000 and 4,000,000 shares issued for services and tangible and intangible assets which may be sold commencing one year from the date our public offering was completed.

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

None for the period ending September 30, 2019

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
Date: November 12, 2019
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan Robert Dolan	Director and President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)	November 12, 2019