Form 10-Q
period 2019-12-31
GPODS, INC.
filed 2020-01-23
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of January 23, 2020 was 17,500,000 shares.

GPODS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets of GPods, Inc. at December 31, 2019 (unaudited), and March 31, 2019 (audited)	3

	Statement of Operations of GPods, Inc. for the nine months and the three months ended December 31, 2019 and 2018 (unaudited)	4

	Statements of Stockholders’ Equity (Deficit) of GPods, Inc. for the three months ended June 30, 2019 and 2018, for the three months ended September 30, 2019 and 2018 and for the three months ended December 31, 2019 and 2018 (unaudited)	5

	Statement of Cash Flows of GPods, Inc. for the nine months ended December 31, 2019 and 2018 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	35
Item 6.	Exhibits	35

	Signatures	36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GPODS, INC.

BALANCE SHEETS

	December 31, 2019 (unaudited)	March 31, 2019 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,500	$64,996
Prepaid expense	13,894	14,993
Total Current Assets	107,394	79,989

Proto-Pod Capitalized Costs, net	118,088	34,039
Internal-Use Software	34,800	-
Intangible Assets, net	-	330

TOTAL ASSETS	$260,282	$114,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$549,074	$360,076
Accrued expenses	171,600	125,800
Related party loan	50,694	34,039
Notes payable	100,000	59,000
TOTAL LIABILITIES	871,368	578,915

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 issued and outstanding	17,500	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	36,241	36,241
Accumulated deficit	(664,827)	(518,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(611,086)	(464,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$260,282	$114,358

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF OPERATIONS

	For the nine months ended December 31, 2019 (unaudited)	For the nine months ended December 31, 2018 (unaudited)
Expenses:
Officer compensation and wage expense	$45,000	$45,000
Prototype costs and consulting expense	52,000	117,750
Software development and consulting expense	34,800	61,400
Amortization and depreciation expense	330	3,000
Administration expense and other	13,599	16,800
Loss before income tax	145,729	243,950

Provision for income tax	800	800
Net loss	$(146,529)	$(244,750)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	17,500,000	12,400,000

	For the three months ended December 31, 2019 (unaudited)	For the three months ended December 31, 2018 (unaudited)
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	14,750	48,250
Software development and consulting expense	10,000	25,600
Amortization and depreciation expense	-	1,000
Administration expense and other	3,375	16,747
Loss before income tax	43,125	106,597

Provision for income tax	-	-
Net loss	$(43,125)	$(106,597)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	17,174,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2018	10,000,000	$10,000	$4,000	$(182,787)	$(168,787)

Net loss – three months ended June 30, 2018	-	-	-	(66,053)	(66,053)
Balance – June 30, 2018 (unaudited)	10,000,000	10,000	4,000	(248,840)	(238,840)

Net loss – three months ended September 30, 2018	-	-	-	(72,100)	(72,100)
Balance – September 30, 2018 (unaudited)	10,000,000	10,000	4,000	(320,940)	(306,940)

Issuance of common stock in direct public offering	7,500,000	7,500	67,500	-	75,500
Offset of deferred offering costs against additional paid in capital	-	-	(35,259)	-	(35,259)
Net loss – three months ended December 31, 2018	-	-	-	(106,597)	(106,597)
Balance – December 31, 2018 (unaudited)	17,500,000	$17,500	$36,241	$(427,537)	$(373,796)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2019	17,500,000	$17,500	$36,241	$(518,298)	$(464,557)

Net loss – three months ended June 30, 2019	-	-	-	(61,050)	(61,050)
Balance – June 30, 2019 (unaudited)	17,500,000	17,500	36,241	(579,348)	(525,607)

Net loss – three months ended September 30, 2019	-	-	-	(42,354)	(42,354)
Balance – September 30, 2019 (unaudited)	17,500,000	17,500	36,241	(621,702)	(567,961)

Net loss – three months ended December 31, 2019	-	-	-	(43,125)	(43,125)
Balance – December 31, 2019 (unaudited)	17,500,000	$17,500	$36,241	$(664,827)	$(611,086)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the nine months ended December 31, 2019 (unaudited)	For the nine months ended December 31, 2018 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(146,529)	$(244,750)
Amortization	330	3,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	1,097	19,808
Change in deferred offering costs	-	6,000
Change in accounts payable	86,800	184,150
Change in accrued expense	45,800	45,800
Net Cash (Used in) Operating Activities	(12,502)	14,008

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs	(16,649)	(9,287)
Net Cash (Used in) Investing Activities	(16,649)	(9,287)

CASH FLOW FROM FINANCING ACTIVITIES: Proceeds from sale of common stock	-	75,000
Deferred offering costs netted against proceeds from sale of common stock	-	(35,259)
Loan proceeds	50,000	38,360
Loan payments	(9,000)	(42,500)
Loan proceeds - related party	16,655	9,287
Net Cash Provided by Financing Activities	57,655	44,888

CHANGE IN CASH	28,504	49,609

CASH AT BEGINNING OF PERIOD	64,996	11,583

CASH AT END OF PERIOD	$93,500	$61,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs	$67,400	$-
Capitalized services - Internal use software	$34,800	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the three months or nine months ended December 31, 2019 or December 31, 2018, respectively.

Capitalized Prototype Costs

Prototype development costs are various soft (external consulting and design expenditures) and hard costs (hardware, material costs and various other engineering costs) associated with the development of our GPod system are stated at historical cost. Prototype development costs consist of external consultant and designer costs and costs of raw material used in development. Until the prototype is substantially completed and ready for its intended use, no depreciation expense will be incurred. Currently the Company has no depreciation policy with respect to the development costs of the prototype.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

DECEMBER 31, 2019

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

Interim financial statements (December 31, 2019 (unaudited)) and basis of presentation

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

DECEMBER 31, 2019

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to our completed public offering. As a result, the Company incurred a net loss for the nine-month period ended December 31, 2019 of $146,529 and as of December 31, 2019 had an accumulated deficit of $664,827. The Company’s working capital balance was $(763,974) as of December 31, 2019. Additionally, the Company’s activities since inception have been sustained through debt and the deferral of payments to vendors and others.

The Company intends to raise additional capital through the sale of equity securities, offerings of debt securities, and/or borrowings from financial institutions as well as from nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will provide the Company the opportunity to continue as a going concern.

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

For the nine months ended December 31, 2019 and 2018 we recognized $330 and $3,000 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 3–INTANGIBLE ASSETS AND INTERNAL-USE SOFTWARE (CONTINUED)

Capitalized Internal-Use Software

Costs incurred in the development of the Company’s intended services and offerings are expensed as incurred, except certain internal-use software development costs eligible for capitalization.

Capitalized costs include external consulting fees, payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project, and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. The Company will amortize completed internal-use software that is used on its own network to cost of revenue over its estimated useful life. We capitalized approximately $35,000 in costs that we incurred with our external consultants that are focused specifically on this internal-use software project.

NOTE 4–RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

On December 31, 2017, the Company executed a promissory note with its related party in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note as of December 31, 2019 and March 31, 2019 was $50,694 and $34,039, respectively. The Company used these funds for working capital purposes and for the development of its proto-type GPod solution.

The Company recorded compensation expense of $45,000 and $45,000 for nine-month periods ended December 31, 2019 and 2018, respectively. The Company employs its founder under an employment agreement at a rate of $5,000 per month. Accrued compensation payable of $170,000 and $125,000 was due and payable as of December 31, 2019 and March 31, 2019, respectively.

NOTE 5–NOTES PAYABLE

During the year ended March 31, 2018, the Company executed several promissory notes with eight non-affiliated sources in varying amounts ranging from $2,500 to $17,500. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds for working capital purposes. These notes payable were made in the ordinary course of business. As of December 31, 2019 and March 31, 2019 the Company had outstanding $100,000 and $59,000 in notes payable, respectively.

The Company, during the nine month period ended December 31, 2019, repaid one unsecured note payable in the amount of $9,000.

NOTE 6–INCOME TAXES

At December 31, 2019, the Company had a net operating loss carryforward of $664,827 which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for December 31, 2019 and for March 31, 2019:

Deferred tax asset:	December 31, 2019	March 31, 2019

Net operating loss carryforward	$139,614	$108,843
Total deferred tax asset	139,614	108,843
Less: Valuation allowance	(139,614)	(108,843)
Net deferred tax asset	$-	$-

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6–INCOME TAXES (CONTINUED)

Valuation allowance for deferred tax asset as of December 31, 2019 and March 31, 2019 was $139,614 and $108,843, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the nine months ending December 31, 2019 and December 31, 2018, respectively:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.0)%	(0.0)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with the majority of tax provision effective after December 31, 2017. We are acting in accordance with the Tax Act for the period ending December 31, 2019.

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

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 were credited towards additional paid in capital. At December 31, 2019 and March 31, 2019 the Company had no deferred offering costs outstanding or left unpaid.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

At December 31, 2019 and March 31, 2019, there were 17,500,000 shares of common stock issued and outstanding. No additional shares have been issued.

NOTE 8–SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2019 through the date the financial statements were issued. The Company determined that it had the following reportable events.

•The Company during the month of January entered into a second note payable with a non-affiliated party in the amount of $6,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Quarterly Report on Form 10-Q does not have any statutory safe harbor for this forward-looking statement. We undertake no obligation to update publicly any forward-looking statements.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through January 23, 2020 involved the execution of our plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our completed public offering.

We are a development stage business and have very limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our business(s) or support services to meet our obligations on a timely basis. The Company has not yet acquired or internally developed a ready for market product or service utilizing our environmental growing system. We may not be able to acquire or internally develop any product or services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire new products or services, we must be able to secure financing, this includes beyond just the net proceeds of the completed public offering. In the early stages of operations, we will continue to maintain or keep our costs to a minimum. The cost to develop the plan as currently outlined may very well be in excess of $200,000. We have no established source of funds to undertake the plan as currently outlined. Until we obtain the necessary funding, if ever, we will continue to keep our operating costs as low as possible. Our founder and CEO will provide a substantial amount of the work without any cash compensation. This methodology would certainly result in extending our development stage for at least two to five years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Our plan to continue as a going concern is to reach the point where we begin generating revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow-system) to meet our obligations on a timely basis. The Company has not yet acquired or fully developed any of its intended services. We may not be able to acquire or internally develop any of its intended services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any of its intended services, we must be able to secure the necessary financing, beyond just the proceeds of the completed public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our plan as currently outlined will be in excess of $200,000. We have no established current sources of funds to undertake the plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

4.Speed to Implementation. We believe that a fully developed environmentally optimized grow-system and well thought-out vertical GPod product line, in combination with our manufacturing and distribution system, will provide immediate insight into the usage (and behavior) of our consumer and their micro-farming output and customers’ unique growing needs.

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

The following timeline outlines the phases that we intend to take. Each phase outlines the metrics or performance that we must accomplish in order to move forward with our plan.

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

Without additional financing we will not be able to pursue our plan or our time-line objectives, and the Company may fail.

It is our plan to seek additional financing from either equity financing or through debt instruments. Company’s management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder and CEO has primarily provided these services through the date of this Report. Our plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder and CEO, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this plan will not occur as planned and may never occur.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. We have received $50,694 in loans from our majority shareholder. We expect that amount will increase substantially over the next few months as our plan of operations is rolled out.

Securing additional financing is critical to implementation of our timeline. If and when we obtain the required additional financing, we should be able to take our plan through the necessary steps. In the event we are unable to raise any additional funds we will not be able to pursue our plan, and we may fail entirely. We currently have no committed sources of financing besides the verbal commitment from our majority shareholder to provide us with financing in the short term until we are able to obtain reliable sources of financing.

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

Results of Operations for the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018

	For the three-month period ended December 31, 2019	For the three-month period ended December 31, 2018
Expenses:
Officer compensation and wage expense	$15,000	$15,000
Prototype costs and consulting expense	14,750	48,250
Software development and consulting expense	10,000	25,600
Amortization and depreciation expense	-	1,000
Administration expense and other	3,375	16,747
Loss before income tax	43,125	106,597
Provision for income tax	-	-
Net loss	$(43,125)	$(106,597)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	17,174,000

Expenses

Expenses for the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018 were $43,125 and $106,597, respectively. Officer’s compensation was $15,000 for the three-month period ended December 31, 2019 compared to $15,000 for the three-month period ended December 31, 2018. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $14,750 for the three-month period ended December 31, 2019 compared to $48,250 for the three-month period ended December 31, 2018. This represents a decrease of $33,500 or -69.4% for comparable period over comparable period. The Company during the three-month period capitalized approximately $20,600 in services incurred in developing its environmentally optimized growing system. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $10,000 for the three-month period ended December 31, 2019 compared to $25,600 for the three-month period ended December 31, 2018. This represents a decrease of $15,600 or -60.9% for comparable period over comparable period. The Company during the three-month period ended December 31, 2019 capitalized approximately $20,000 in services in connection with its internal-use software project. Some of these costs are considered to not be able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $50,694 as of December 31, 2019 specifically for these costs. Administrative costs and other expense were $3,375 for the three-month period ended December 31, 2019 compared to $16,747 for the three-month period ended December 31, 2018. This represents a decrease of $13,372 or -79.8% for comparable period over comparable period. The Company during the three-month period ended December 31, 2018 incurred substantial one-time legal charges from its attorney that were more than budgeted. The Company does not expect to incur legal charges/professional fees to this extent in periods going forward unless the Company has significant need for legal services from its outside legal counsel relative to its new environmentally optimized growing system. Amortization and depreciation expense were none for the three-month period ended December 31, 2019 compared to $1,000 for the three-month period ended December 31, 2018. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018 was $43,125 and $106,597, respectively. We recorded no provision for federal income taxes. We have not generated any revenues. Weighted average common shares outstanding was 17,500,000 for the three-month period ended December 31, 2019 compared to 17,174,000 for the three-month period ended December 31, 2018. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018 was $0.00 and $0.01, respectively.

Results of Operations for the nine-month period ended December 31, 2019 compared to the nine-month period ended December 31, 2018

	For the nine-month period ended December 31, 2019	For the nine-month period ended December 31, 2018
Expenses:
Officer compensation and wage expense	$45,000	$45,000
Prototype costs and consulting expense	52,000	117,750
Software development and consulting expense	34,800	61,400
Amortization and depreciation expense	330	3,000
Administration expense and other	13,599	16,800
Loss before income tax	145,729	243,950

Provision for income tax	800	800
Net loss	$(146,529)	$(244,750)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	17,500,000	12,400,000

Expenses

Expenses for the nine-month period ended December 31, 2019 compared to the nine-month period ended December 31, 2018 were $145,729 and $243,950, respectively. Officer’s compensation was $45,000 for the nine-month period ended December 31, 2019 compared to $45,000 for the nine-month period ended December 31, 2018. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. Prototype costs and consulting expenses incurred in connection with our new environmentally optimized growing system was $52,000 for the nine-month period ended December 31, 2019 compared to $117,750 for the nine-month period ended December 31, 2018. This represents a decrease of $65,750 or -55.8% for comparable period over comparable period. The Company during the nine-month period capitalized approximately $67,400 in services incurred in developing its environmentally optimized growing system. Software development and consulting expenses incurred in connection with our new environmentally optimized growing system was $34,800 for the nine-month period ended December 31, 2019 compared to $61,400 for the nine-month period ended December 31, 2018. This represents a decrease of $26,600 or -43.3% for comparable period over comparable period. The Company during the nine-month period ended December 31, 2019 capitalized approximately $34,800 in services in connection with its internal-use software project. Some of these costs are considered to not be able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system are capitalized for balance sheet purposes, Mr. Dolan funded these development costs in its entirety. We have a payable owing to Mr. Dolan of $50,694 as of December 31, 2019 specifically for these costs. Administrative costs and other expense were $13,599 for the nine-month period ended December 31, 2019 compared to $16,800 for the nine-month period ended December 31, 2018. This represents a decrease of $3,201 or -19.1% for comparable period over comparable period. The Company expects its administrative costs and other expenses to increase period over period as it begins to ramp up its efforts to market and sell its environmentally optimized growing system and its components. Amortization and depreciation expense was $330 for the nine-month period ended December 31, 2019 compared to $3,000 for the nine-month period ended December 31, 2018. We amortize and depreciate our intangible assets over a twenty-four (24) month period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine-month period ended December 31, 2019 compared to the nine-month period ended December 31, 2018 was $146,529 and $244,750, respectively. We recorded no provision for federal income taxes. We have not generated any revenues. Weighted average common shares outstanding was 17,500,000 for the nine-month period ended December 31, 2019 compared to 12,400,000 for the nine-month period ended December 31, 2018. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the nine-month period ended December 31, 2019 compared to the nine-month period ended December 31, 2018 was $0.01 and $0.02, respectively.

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

Since acquiring the business plan, most of our resources and work have been devoted to executing our plan, limited technical design and drawing, testing and mock-up of our interchangeable modules to be used with our intended product, implementing systems and controls, and completing our registration statement. With our registration statement complete, we began to focus our work on product and service offerings as well as push forward with development of our intellectual property surrounding our new environmentally optimized growing system. We believe the research and development work needed to further complete our product development, attract designers, and initiate marketing plans, including the development of a saleable product, will range between $200,000 and $250,000. This includes the use of outside contractors and experts and the services of our founder, Mr. Dolan. If we are able to secure the necessary funding to outsource these steps, of which there can be no assurance, we believe that we can execute a proper launch of our product and services to the consumer. If we are only able to use internal resources (primarily consisting of services of our founder, and CEO), the process may take much longer and our launch may be limited to a much smaller market. If we are unable to raise sufficient financing, development costs would have to come from our founder and CEO (to the extent that he is capable and willing to provide such additional financing). While we have engaged the services of several outside consultants on an as “needed basis” their assistance is rather limited and based on our financial capabilities and commitment. Our goal is for us to be able to have a saleable product, several robust sales channels and an e-commerce presence in six to twelve months from this date. There is no way of estimating the likelihood of reaching that goal.

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

As of December 31, 2019, we owed approximately $870,000 in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of December 31, 2019. As of December 31, 2019, we owed approximately $51,000 in connection with an interest-free demand loan from a related party, Mr. Dolan. As of December 31, 2019, we owed approximately $100,000 from a non-affiliated party. The proceeds of loans and our public offering were used for basic working capital purposes. We repaid several of our non-affiliated loans prior to our public offering being completed. These funds came from other non-affiliated loans received.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPD is an early stage company and virtually no financial resources currently available to it. We had tangible assets $225,483 and $114,027 as of December 31, 2019 and March 31, 2019, respectively. We had a negative working capital balance of $763,974 and $498,926 as of December 31, 2019 and March 31, 2019, respectively. We had a stockholders’ deficit of $611,086 and $464,557 at December 31, 2019 and March 31, 2019, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2019 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Through the date of this Report most our efforts have been spent on the registration statement effort with limited execution of the plan and expansion of our business operations. With the completion of the direct public offering, we will begin to seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our plan and expanding business operations. Through December 31, 2019 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

Although the Company expects to experience growth based on the ability to implement and execute our business strategy, significant operations may never occur because the plan may never be fully implemented because of the lack of funds in order to do so. If the Company’s growth strategy is implemented, of which no assurances can be provided, a significant strain on our management, operating systems or financial resources may be imposed. Failure by the Company’s management to manage this expected growth, if it occurs, or if unexpected difficulties are encountered during this growth, could impose a material adverse impact on the Company’s results of operations or financial condition.

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

We do not possess all of the resources necessary to develop our product or services on a commercial scale. We will need to design a network of third parties that will be able to carry out our intended market penetration, as well as enhance our marketing and sales strategy through appropriate arrangements with local industry professionals and consultants to design new product and services. If we are not able to enlist the services of third-party vendors, or seek out consultants, our business will suffer.

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

Shares of common stock were offered on our behalf by Mr. Dolan, our founder and CEO, on a best-efforts basis. No broker-dealer was retained, and no broker-dealer was under any obligation to purchase any shares of common stock. The sale of a small number of shares increases the likelihood that no market will ever develop for our common stock.

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

18. The aggregate proceeds of the public offering are not much more than the costs of the public offering, so the Company did not receive much of an economic benefit from the completion of its public offering.

The maximum aggregate proceeds of the direct public offering ($75,000) was slightly more than the costs to complete this public offering ($35,000). We estimated the original offering costs; actual costs could have been significantly higher through delays and other conditions that were out of our control. Despite the completion of the direct public offering and cost controls put in place we received little to no financial benefit from our direct public offering.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. While we have contacted a market maker, there are a limited number of market makers that will provide this service. Ultimately, we will need to have a market maker to file and submit an application with FINRA on our behalf. This application is done in order to be able to quote the shares of common stock on the OTCBB maintained by FINRA commencing only upon the effectiveness of our registration statement. There can be no assurance that a market maker’s application when filed and submitted will be accepted by FINRA, and we cannot accurately estimate as to the period of time that an application will require.

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

None for the period ending December 31, 2019

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
Date: January 23, 2020
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan Robert Dolan	Director and President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)	January 23, 2020