Form 10-K
period 2020-03-31
GPODS, INC.
filed 2024-01-10
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Annual period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 333-226515

GPODS, INC.

(Exact name of registrant as specified in its charter)

nevada	82-1608504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 East Vista Way, Vista California	92084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 681-6665

1308 Oak Avenue, Carlsbad, California 92008
(Former name, former address and former fiscal year, if changed since last report)
Copies of communications to:

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was none.

The number of shares of the registrant’s common stock outstanding as of January 10, 2024 was 16,270,500 shares.

Documents incorporated by reference: None

GPODS, INC.

Part I

GPODS, INC. has not filed the following periodic reports: Form 10-K for the period ended March 31, 2020, Form 10-Q for the period ended June 30, 2020, Form 10-Q for the period ended September 30, 2020, Form 10-Q for the period ended December 31, 2020, Form 10-K for the period ended March 31, 2021, Form 10-Q for the period ended June 30, 2021, Form 10-Q for the period ended September 30, 2021, Form 10-Q for the period ended December 31, 2021, Form 10-K for the period ended March 31, 2022, Form 10-Q for the period ended June 30, 2022, and Form 10-Q for the period ended September 30, 2022, Form 10-K for the period March 31, 2023, Form 10-Q for the period ended June 30, 2023, and Form 10-Q for the period ended September 30, 2023.

GPODS, INC. experienced significant financial hardship due to COVID-19 and was unable to secure financing to move forward with its public reporting responsibilities as well as its operations. GPODS, INC.’s management cut certain expenditures (which included our ability to file our financial reports) and shuttered most of its business operations in April 2020. GPODS, INC. in the next few months of 2023 is expected to receive financing from several of its shareholders in the form of loans. GPODS, INC.’s management prepared a comprehensive business plan for recovery as well as a path for regaining compliance in its public reporting requirements. GPODS, INC. solicited several competing bids on its audit and review process necessary for its missing periodic reports.

GPODS, INC. upon completion of its auditor’s attestation work for the years ending March 31, 2020, 2021, 2022 and 2023 will have prepared all of the delinquent Form 10-K’s including audited historical financial statements and all of the delinquent Form 10-Q’s including reviewed interim historical financial statements for each of periodic reports that were not filed timely. Management’s Discussion and Analysis of Financial Condition and Results of Operations will include all of the annual and quarterly financial information that is required to be presented in these filings for each of the missing periodic reports. All material information and required disclosure that would have been available and disclosed in the GPODS, INC.’s delinquent periodic reports shall be included as if they had been timely.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Report on Form 10-K;
●	our future operating results;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of January 10, 2024, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2020, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

The Company issued 6,000,000 shares of its common stock to Mr. Dolan at inception in exchange for organizational services. Following our formation, we issued an additional 4,000,000 shares of our common stock to Mr. Dolan, in exchange for a business plan, office furniture, design equipment, computing equipment along with other related industry materials that he developed.

As a commercial organic grower, Mr. Dolan was the third employee with Fortuna Organics in Fallbrook, California (located outside of San Diego). Mr. Dolan experienced a significant amount of rudimentary development in indoor organic farming. The first GPod developed with which Mr. Dolan participated in was to support growing in all season, the year-round ability to grow organic produce. This became a completely new approach to organic growing. The green houses moved food production from the lower latitudes (as evidenced in the southern United States), to higher latitudes. While green houses had inherent problems, different light cycle per season of the year, GPods allows the grower to grow year-round. This empowers the grower to control ‘Organic Requirements’, a major concern in the organic growing industry. Never before had the growing industry needed to consider demand for organic produce and its extreme popularity

Another progressive development Mr. Dolan was involved in was integrating new types of growing processes from drip irrigation and root immersion. Mr. Dolan first visualized the idea of the GPod while working with Fortuna organics. Mr. Dolan’ professional experience has provided him with keen insight into what the indoor grower needs to be successful. Through experimentation and multiple manufacturing trial and errors, Mr. Dolan established the importance of simplicity and automation in the growing process.

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

As of March 31, 2020, we had limited assets which consisted of; cash and cash equivalents of $0, prepaid expense of $5,520, software development costs of $48,400 and tangible assets directly related to our prototype of $150,240. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Our business operations will be comprised of two segments: a) an optimized growing system website for micro-farming consumers; and b) integration services for the optimized grow system along with direct sales through retail outlets. The optimized growing system, website, ecommerce solution and back-office framework were developed with the assistance of an established business website firm. The Company developed its initial design of the growing system through the efforts of its founder and CEO, and the design firm with which the Company has been working with for years on an as “needed basis”.

The optimized growing system that the Company has developed through the direct assistance of a design and manufacturing facility (since early 2014) and the efforts of our founder, Mr. Dolan. The Company intends to seek the assistance of outside sales and marketing consultants to develop a professional sales and marketing strategy to capitalize on our product designs. We will seek to staff a management team (besides Mr. Dolan) with the technical skills necessary in hydroponic horticulture technology, design engineering with a strong emphasis on simplicity and functionality. We intend to with further financing create and staff an in-house development group, which we believe will develop new generations of the optimized growing system that GPods and services of a similar nature to our business development in self-contained indoor organic gardening.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow system) to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our completed public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $250,000. We have no established current sources of funds to buildout the business plan as outlined. Until we obtain sufficient and further funding, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any payment of cash compensation. This methodology would result in our development stage extending for at least two to three years or even more.

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

The indoor growing trend first came about as a result of people moving to non-conducive growing latitudes, such as the upper mid-west. These people of the north still needed fresh organic produce year-round, so they had to ship in produce half the year or create indoor growing facilities (green-houses). They developed some of the most successful green houses in the world; these greenhouses controlled all the necessary factors to grow plants such as; temperature, humidity, nutrient feeding and various other plant needs. The one factor they could not control was light that would provide year-round growth. As a result of years of development, the indoor growing industry developed high intensity lighting that plants need to flower and produce fruit. Urban residents with little or no space, often limited by Home Owner Associations, are looking for ways to enjoy the art of organic growing, the GPods system enables the urban grower to grow within the confines of his or her garage. GPods are an indoor, self-sustained, closed growing environment, they can grow year-round regardless of the temperature or season. Some urban dwellers, who have the space to grow, sometimes lack the time and fortitude to embark on the complex building of their own outdoor garden, GPods are a turnkey solution. The person who has the love for growing but lacks the time to build or do the research necessary to build a successful self-contained growing environment can begin immediately via the GPod.

Although outdoor gardens facilitate the growing of vegetables and herbs they have inherent challenges, challenges that the GPod will greatly reduce. The greatest challenge is the ability to grow year-round, GPods high intensity lighting allows for year-round growing. Secondly, the GPod provides complete control of the growing environment, thus qualifying as a recognized “Organic” grow. Based on the growth of the famers markets in the United States, we believe that the demographic of customers of the GPod growing environment to be at a scale that will allow GPods to sell in high volume at a low price point.

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

We believe the following will assist us in exploiting the expected growth in the environmentally optimized integrated portable grow system market which is ideal for growing high quality specialty crops and many varieties of herbs and other plant life with controlled indoor organic gardening:

1.	Scalability. We believe our state of-the-art, environmentally optimized grow system and its varied support by unique GPod design and services will become scalable, a solution designed to serve the underserved, fragmented horticulture and micro-farming market and sophisticated urban gardener.
2.	“Sticky” Relationship. Our business model will provide a solution that is designed to act as an incentive to keep the consumer engaged with our state of-the-art, environmentally optimized grow system and support services using current and future GPod modules.
3.	Expertise in Indoor Gardening. Our founder has extensive experience in organic growing which comes from his vast experience in the commercial growing industry. We will seek to capitalize on that expertise.
4.	Speed to Implementation. We believe that a fully-developed environmentally optimized grow system and well thought-out vertical GPod product line, in combination with our manufacturing and distribution system, will provide immediate insight into the usage (and behavior) of our consumer and their micro-farming output and customers’ unique growing needs.

Growth Strategy

Key elements of our growth strategy shall include:

1.	Core Products. We plan to enhance our core products through user interface and functionality with our optimized growing system as well as interchangeable modules for different growing requirements, with new offerings as soon as reasonably practicable.
2.	Focus. We intend to organically grow market penetration by: (a) securing contracts with organic wholesalers in various markets, (b) exploiting social networks, (c) leveraging development opportunities, and (d) adding solutions to professionals in the market.
3.	Strategic Alliances. We plan to team with other businesses that have complementary features to our products, when fully developed, thereby reducing our development cost and introducing us to consumers and end-users.
4.	International Expansion. We intend to expand internationally through partnerships and alliances.

Business Objectives

Our objective is to become a provider of self-contained organic grow modules. We are pursuing the following strategies to achieve this goal:

a)	Initiating website development and ecommerce function, identifying complimentary product offerings, promoting, and advertising through social media campaigns;
b)	Create a national media presence through social media – We will seek to create and enhance a national awareness and aggressively market our products through social media outlets;
c)	Identify and develop strategic relations with our Manufacturing partners – utilize partners, high volume distribution facility to create highly efficient low-cost production model; and
d)	High functioning, and esthetically pleasing grow modules will contribute to growers’ overall productivity and sense of well-being. GPods can convey a sense of self-reliance for the basic needs of life. We will provide a comprehensive selection of modules that can be food oriented or yield based to meet the expectations of each individual organic grower. Every Urban grower may not have the means to grow, but with the help of GPods they can grow year-round.

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

Intellectual Property

We currently have no patents or trademarks. We intend to file a United States federal trademark registration for “GPODS, INC.,” “The GPod Solution,” and various other marks. We currently have registered www.gpodsinc.com and www.gpods.biz domain names. We consider our trademarks and other intellectual property rights to be important to our branding strategy and business success. Each state has its own laws regarding registration of a trademark, including the requirements for keeping the registration valid. Although these laws are similar in many respects, variations exist regarding the time period for renewing the registration. For example, a trademark registered in California is valid for only five years and is renewable for successive five-year periods.

Although not required to validate a trademark, federal registration does provide additional benefits for the trademark owner. Included in these benefits are the right to use the symbol “®” and the right to file a trademark infringement lawsuit in federal court. To maintain these benefits, the owner of a federally registered trademark must make additional periodic filings to keep the registration valid. The first filing must be made between the fifth and sixth years after the trademark’s registration date and is called a “declaration of use” or “section 8 filing.” This informs the USPTO that the trademark is still in use. The second filing is made between the ninth and 10th years after the trademark’s registration date and includes another declaration of use along with an application for renewal. The third and subsequent filings will also include a declaration of use and application for renewal and must be done between the ninth and 10th year anniversary after the last filing. We have not registered our trademark.

Failing to file the required renewal applications for a registered trademark will result in the registration being cancelled, but as long as the trademark is still in use, the owner’s common law trademark rights are still valid, and a new registration application can be filed. Even common law trademark rights become invalid if the owner has abandoned use of the trademark. Non-use of a trademark for three consecutive years is generally considered proof that the owner has abandoned the trademark. We have continued to use our trademark and intend on re-registering and applying for all applicable protections available under the law along with the right to transfer.

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

Employees

As of January 10, 2024, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2020 (dependent on our financing and available working capital), Mr. Dolan devoted at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

The Company’s other two employees work on a part time basis and as needed for specific projects. Their function is to assist Mr. Dolan with operations as well as administrative functions that are necessary to run the business. Mr. Dolan has initially been compensated through the issuance of common stock in the Company and will continue to defer payment for his services for the near future. It is his belief that these actions are in the best interest of the Company and prospective investors who may invest in the Company’s common stock. We may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

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

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business as described in our Plan of Operations:

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

Risks Related to the Business

1 ..	GPODS, INC. has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

GPODS, INC. is an early stage company and virtually no financial resources currently available to it. We had tangible assets of $204,160 and $114,027 as of March 31, 2020 and March 31, 2019, respectively. We had a negative working capital balance of $876,976 and $505,426 as of March 31, 2020 and March 31, 2019, respectively. We had a stockholders’ deficit of $678,336 and $471,057 at March 31, 2020 and March 31, 2019, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2020 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $10,000 and $15,000 per month on operational expenses not directly related to our completed public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained to be able to pay for these expenses. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

2.	GPODS, INC. is and will continue to be completely dependent on the services of our founder, president, and CEO, Robert Dolan. The loss of whose services may cause our business operations to cease. We will need to retain qualified employees and outside consultants to further implement our business strategy.

Our operations and business strategy are completely dependent upon the knowledge and business relationships of Mr. Dolan, our founder and CEO. He is under no obligation to remain employed by us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work, our operations will likely fail. If we are able to find sufficient personnel, it is uncertain whether we will find someone to develop and execute our business along the lines described in this report and performed by our founder and CEO. We will certainly fail without the services of Mr. Dolan or an appropriate replacement is found.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through March 31, 2020 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

The Company’s future success depends largely on its ability to attract, hire, train and retain highly qualified personnel. Competition for such personnel may be intense. There can be no assurance that the Company will be successful in attracting and retaining the specific personnel it requires to conduct and expand its operations successfully or to differentiate us from our competitors. The Company’s results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified personnel.

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

The Company’s future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company’s quarterly operating results could result from a variety of factors, including changes in revenues, size and timing of orders, changes in the mix of projects, the timing of new offerings by the Company or its competitors, new office or facilities openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified personnel, disruption in sources of related product and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company’s expenses we believe will be based upon, in part, on its expectation as to future or projected sales. If revenue levels are below expectations, operating results are likely to be adversely affected by these revenue levels. Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock could be materially adversely affected.

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

Following the effective date of our registration statement we are required to file periodic reports with the Securities and Exchange Commission pursuant to the Exchange Act. In order to comply with these requirements, our independent registered public accounting firm will review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will review and assist in the preparation of such reports. The costs charged by professionals for such services cannot be accurately predicted at this time. The number and type of financial transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet overhead requirements and earn a profit.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining our public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be more than $100,000 per year and may well even be higher if our business volume or financial transactional activity increases significantly. Our current estimate does not include necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years.

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

A small number of shares were sold by the Company (7,500,000) to 61 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost. Recently a number of our investor’s shares were reacquired by the Company through an arms-length transaction at $0.01 per share. A total of 45 investors accepted the offer by the Company to acquire their 1,300,000 shares of common stock. The Company will have paid for these shares through the remittance of funds to each shareholder as those funds are available. A shareholder payable of $13,000 was recorded on the books as of September 30, 2020. As of January 4, 2024 approximately 43 of the 45 investors have received payment from the Company. The two remaining investors have agreed to wait until sufficient funds are available.

16.	The offering price of our common stock was determined arbitrarily.

Our offering price was not determined by an independent financial evaluation, market mechanism or by our auditors, and was, therefore, to a large extent arbitrary. Our PCAOB-registered public accounting firm has not reviewed management’s valuation and, accordingly expresses no opinion as to the fairness of the offering price. As a result, the price of our direct public offering may not reflect the value perceived by the market. There can be no assurance that the common stock offered hereby is worth the price for which it was offered, and investors may, therefore, lose a portion of, or their entire, investment.

17.	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have a committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (90,000,000) shares but unissued (73,729,500) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

18.	The aggregate proceeds of the direct public offering are not much more than the costs of the direct public offering, so the Company did not receive much of economic benefit from the completion of the direct public offering.

The maximum aggregate proceeds of the direct public offering ($75,000) was more than the costs to complete the direct public offering ($35,000). We initially estimated the offering costs; actual costs could have significantly higher through delays and other conditions that were out of our control. Despite the successful completion of the direct public offering and cost controls put in place we received little financial benefit from the completion of the direct public offering.

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

If this application is accepted by FINRA, there can be no assurances as to whether:

(i)	any market for our shares will develop;
(ii)	the prices at which our common stock will trade; or
(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

23.	The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

24.	Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

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

As of the date of this report our founder and CEO beneficially owns 62 percent of our equity. Because of his beneficial ownership, our founder, and CEO is in the unique position to elect the board of directors, decide on all matters requiring shareholder approval and determine our policies. The interests of our founder and CEO may differ from the interests of other shareholders, such as with respect to the issuance of new shares, business transactions with or a sale to other companies, selection of additional officers and directors and other significant business decisions. Minority shareholders would have no way of overriding decisions made by our founder and CEO. This level of control may have an adverse impact on the market value of the shares of our common stock because our founder and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

27.	A significant portion of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended.

A significant portion of our outstanding shares of common stock (10,000,000 of the 16,270,500 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of the revisions to Rule 144 (effective December 31, 2008) there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Because none of our directors (currently one person) are independent directors, we do not have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against self-interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 1035 East Vista Way, Vista, California 92084. This space is currently used by us and one other business that Mr. Dolan operates from this location. The property from which we conduct our operations is rented by Mr. Dolan. Mr. Dolan does not charge us and he pays for all the utilities and maintenance costs required by the facility. There is no written lease agreement and we are under a month-month verbal agreement to use this facility at no cost from Mr. Dolan.

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

Shareholders of Record

As of January 10, 2024, an aggregate of 16,270,500 shares of our common stock were issued and outstanding and owned by 30 shareholders of record.

Recent Sales of Unregistered Securities

The Company issued 70,500 shares of its common stock at an average price of $0.10 per share to 8 individual investors.

Repurchase of Equity Securities

We have no current plans, programs or other arrangements in regard to repurchases of our common stock beyond the one million three hundred thousand shares of common stock that occurred in or around September 30, 2020.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through January 10, 2024 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low-cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our completed direct public offering.

We are a development stage business and have very limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our business(s) or support services to meet our obligations on a timely basis. The Company has not yet acquired or internally developed a ready for market product or service utilizing our environmental growing system. We may not be able to acquire or internally develop any product or services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire new products or services, we must be able to secure financing, this includes beyond just the net proceeds of the completed direct public offering. In the early stages of operations, we will continue to maintain or keep our costs to a minimum. The cost to develop the business plan as currently outlined may very well be in excess of $250,000. We have no established source of funds to undertake the business plan as currently outlined. Until we obtain the necessary funding, if ever, we will continue to keep our operating costs as low as possible. Our founder and CEO will provide a substantial amount of the work without any cash compensation. This methodology would certainly result in extending our development stage for at least two to five years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Our business operations will be comprised of two distinct segments:

a)	GPod sales of modular organic systems for micro-farming consumers; and
b)	Support services for the micro-farming consumer

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

The GPod system uses an innovative technology to grow a wide variety of plants, including vine plants, root plants, flowers, and greens. The vertical aeroponic system – meaning plants are grown without soil by exposing roots to mineral nutrient spray solutions in a water solvent – aims to reduce expenses associated with energy, water, space, and labor. While hydroponics technology is expected to continue to dominate the market over the next few years, aeroponic and aquaponics systems are expected to show rapid growth due to the lower water usage of the former and the rising adoption of the latter by small-scale systems due to cost benefits.

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

Our plan to continue as a going concern is to reach the point where we begin generating revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow-system) to meet our obligations on a timely basis. The Company has not yet acquired or fully developed any of its intended services. We may not be able to acquire or internally develop any of its intended services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any of its intended services, we must be able to secure the necessary financing, beyond just the proceeds of the completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $250,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

Industry Overview

Aspiring urban organic growers who are challenged may find history interesting that the modular growing environments were invented by horticultural engineers as early as the 19th century. Famous botanist George Arends saw the need for year-round growing to accomplish the success in his prolific perennials. These controlled environments were expensive and therefore limited in size; therefore, he was always trying to make the limited space available more productive. George Arends (1862-1952) of Ronsdorf, Germany was a prolific breeder of perennials. Best known for his cultivars of False Spirea (Astilbe), with perhaps 95% of those sold today belonging to the arendsii species, he also bred Bergenia, Sedum, Phlox and Campanula. Between 1902 and 1952 Arends introduced over 74 cultivars of Astilbe, with the bronze leaf and red flowered ‘Fanal’ in 1933 the first of its type.

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

We believe the following will assist us in exploiting the expected growth in the environmentally optimized integrated portable grow-system market which is ideal for growing high quality specialty crops and many varieties of herbs and other plant life with controlled indoor organic gardening:

1.	Scalability. We believe our state of-the-art, environmentally optimized grow-system and its varied support by unique GPod design and services will become scalable, a solution designed to serve the underserved, fragmented horticulture and micro-farming market and sophisticated urban gardener.

2.	“Sticky” Relationship. Our business model will provide a solution that is designed to act as an incentive to keep the consumer engaged with our state of-the-art, environmentally optimized grow-system and support services using current and future GPod modules.
3.	Expertise in Indoor Gardening. Our founder has extensive experience in organic growing which comes from his vast experience in the commercial growing industry. We will seek to capitalize on that expertise.
4.	Speed to Implementation. We believe that a fully-developed environmentally optimized grow-system and well thought-out vertical GPod product line, in combination with our manufacturing and distribution system, will provide immediate insight into the usage (and behavior) of our consumer and their micro-farming output and customers’ unique growing needs.

Growth Strategy

Key elements of our growth strategy shall include:

1.	Core Products. We plan to enhance our core products through user interface and functionality with our optimized growing system as well as interchangeable modules for different growing requirements, with new offerings as soon as reasonably practicable.
2.	Focus. We intend to organically grow market penetration by: (a) securing contracts with organic wholesalers in various markets, (b) exploiting social networks, (c) leveraging development opportunities, and (d) adding solutions to professionals in the market.
3.	Strategic Alliances. We plan to team with other businesses that have complementary features to our products, when fully developed, thereby reducing our development cost and introducing us to consumers and end-users.
4.	International Expansion. We intend to expand internationally through partnerships and alliances.

Business Objectives

Our objective is to become a provider of self-contained organic grow modules. We are pursuing the following strategies to achieve this goal:

a)	Initiating website development and ecommerce function, identifying complimentary product offerings, promoting, and advertising through social media campaigns;
b)	Create a national media presence through social media – We will seek to create and enhance a national awareness and aggressively market our products through social media outlets;
c)	Identify and develop strategic relations with our Manufacturing partners – utilize partners, high volume distribution facility to create highly efficient low-cost production model; and
d)	High functioning, and esthetically pleasing grow modules will contribute to growers’ overall productivity and sense of well-being. GPods can convey a sense of self-reliance for the basic needs of life. We will provide a comprehensive selection of modules that can be food oriented or yield based to meet the expectations of each individual organic grower. Every Urban grower may not have the means to grow, but with the help of GPods they can grow year-round.

GPod products can transform any garage space into a productive space for the family to enjoy, not just the farmer. We believe that friends visiting the garage fitted with a GPod products will instantly be won over.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. As of the date of this Report we have received approximately $67,000 in loans from our majority shareholder, as well as interest free loans from business associates of our founder in the amount of $131,500. We expect these amounts will increase substantially over the next few months as the next phase of operations is rolled out.

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

Other

As a corporate policy, we will not incur any financial obligations that we cannot satisfy with identified resources. We believe the perception that many have of a public company is that they are more likely than not that they will accept restricted securities from a public company as consideration for indebtedness than they would from a private company. We have not performed any formal studies of this matter. Our conclusion is based solely on our own observations. There can be no assurances that we will be successful in any of those efforts even if we become a publicly traded company. The issuance of restricted shares will dilute the ownership interests of our current stockholders.

Results of Operations for the twelve-month period ended March 31, 2020 compared to the twelve-month period ended March 31, 2019

	For the year ended March 31, 2020	For the year ended March 31, 2019
Expenses:
Officer compensation and wage expense – related party	$60,000	$66,000
Consulting expense	67,500	64,500
Prototype costs and consulting expense – related party	-	93,600
Software development and consulting expense – related party	48,400	90,600
Amortization and depreciation expense	330	4,000
Administration expense and other	30,249	22,011
(Loss) before provision for income tax	(206,479)	(340,711)
Provision for income tax	800	800
Net loss	$(207,279)	$(341,511)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	17,500,000	13,658,000

Expenses

Expenses for the twelve-month period ended March 31, 2020 compared to the twelve-month period ended March 31, 2019 were $206,479 and $340,711, respectively. Expenses decreased year over year by $134,232 or a decrease of 39.4%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of March 31, 2020. Officer’s compensation - related party was $60,000 for the twelve-month period ended March 31, 2020 compared to $66,000 for the twelve-month period ended March 31, 2019. Officer compensation expense – related party decreased year over year by $6,000 as the Company in err reported its prior related party officer compensation as $60,000 and the contractual employment agreement which terminated on February 28, 2019 required that an additional $500 in compensation was to be recorded. The Company recorded twelve (12) months at an additional $500 per month in expense or $6,000 in total for the year in related party officer compensation. The Company is currently in discussions with Mr. Dolan, its CEO to either convert most of the amounts owed to him into equity of the Company or forgive most if not all of the accrued related party compensation owed to him over the next twelve months. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. For the year ending March 31, 2019 the employment agreement provided for a $500 increase in monthly salary. Mr. Dolan believed that a verbal agreement between he and the Company existed and that it had kept that amount to a stable or consistent total of $5,000 per month. However, with the retention of the Company’s new independent accounting firm and their combined audits of 2019 and 2020 the Company was required to recognize that additional $500 per month for the twelve (12) months ended March 31, 2019. As stated above Mr. Dolan intends on forgiving that $500 per month in increased compensation as well as a substantial portion of his accrued related party salary amount. Consulting expense were $67,500 for the twelve-month period ended March 31, 2020 compared to $64,500 for the twelve-month period ended March 31, 2019. Consulting expense increased year over year by $3,000 or an increase of 4.6%. The primary reason for this is we were able to control or limit our use of an outside professional to assist us with operational and other business type consulting services, resulting in a small increase despite our increased operations.

Prototype costs and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $0 for the twelve-month period ended March 31, 2020 compared to $93,600 for the twelve-month period ended March 31, 2019. Prototype costs and consulting expense – related party decreased year over year by $93,600 or a decrease of 100.0%. The primary reason for this is we were able to capitalize all costs associated with our prototype work performed by the consultant, which has been included on our balance sheet as of March 31, 2020. Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $48,400 for the twelve-month period ended March 31, 2020 compared to $90,600 for the twelve-month period ended March 31, 2019. Software development and consulting expense – related party decreased year over year by $42,200 or a decrease of 46.6%. The primary reason for this is we were able to capitalize more costs associated with our internally developed software, which has been included on our balance sheet as of March 31, 2020. The remaining costs or services are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes are paid for by Mr. Dolan, himself personally. We have a related party payable owing to Mr. Dolan of $56,921 as of March 31, 2020 and additional costs owed to a related party vendor of $93,320. Administrative costs and other expense were $30,249 for the twelve-month period ended March 31, 2020 compared to $22,011 for the twelve-month period ended March 31, 2019. Administrative costs and other expense increased year over year by $8,238 or an increase of 37.4%. The primary reason for this is we experienced more costs and expenses with being public and the completion of offering and executing on our business plan. Amortization and depreciation expense was $330 for the twelve-month period ended March 31, 2020 compared to $4,000 for the twelve-month period ended March 31, 2019. We amortize and depreciate our intangible assets over a twenty-four (24) month period. Intangible assets were completely amortized for the twelve-month period ended March 31, 2020.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve-month period ended March 31, 2020 compared to the twelve-month period ended March 31, 2019 was $206,479 and $340,711, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 17,500,000 for the twelve-month period ended March 31, 2020 compared to 13,658,000 for the twelve-month period ended March 31, 2019. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. Basic and diluted loss per share for the twelve-month period ended March 31, 2020 compared to the twelve-month period ended March 31, 2019 was $0.01 and $0.02, respectively.

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

We do not have any current plans to raise capital through the sale of securities except as described herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and advice that we have received from finance and market professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give a person a greater feeling of identity with us which may result in increased referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. GPODS, INC. may offer shares of its common stock to settle a portion of the professional fees incurred. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares as settlement of obligations due them.

As of March 31, 2020, we owed approximately $700,000 (of which a substantial portion is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of March 31, 2020. As of March 31, 2020, we owed approximately $57,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of March 31, 2020, we owed approximately $102,000 from a non-affiliated party. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. We repaid several loans prior to our direct public offering being completed. These funds came from other non-affiliated parties. Our cash position was $0 at year ending March 31, 2020 as we moved bank accounts immediately prior to year-end. Subsequent to the year ending March 31, 2020 we established a new bank account for our operations at another national financial institution.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2020 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In February 2016, the Financial Accounting Staff Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842) to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company intends to adopt this standard in the first quarter of fiscal 2020. The Company does not expect this standard to have a material impact on its financial statements.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GPODS, INC.

MARCH 31, 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

Report of Independent Registered Public Accounting Firm

To the Shareholders & Board of Directors

Gpods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gpods, Inc. as of March 31, 2020 and 2019 (restated) and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 (restated) and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 8 to the financial statements, the 2019 financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

PCAOB ID: 6108

Vancouver, Washington

December 29, 2023

GPODS, INC.

BALANCE SHEETS

	March 31, 2020	March 31, 2019
		(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$64,996
Prepaid expense	5,520	14,992
Total Current Assets	5,520	79,988

Intangible asset, net	-	330

OTHER ASSETS:
Proto-Pod capitalized costs, net	150,240	34,039
Internal use software, net	48,400	-
Total Other Assets	198,640	34,039

TOTAL ASSETS	$204,160	$114,357

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$84,850	$103,675
Related party accounts payable (see Note 4)	447,000	257,200
Related party accrued compensation expense (see Note 4)	191,500	131,500
Related party loans and notes payable (see Note 4)	56,946	34,039
Notes payable	102,200	59,000
TOTAL LIABILITIES	882,496	585,414

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 and 17,500,000 issued and outstanding at March 31, 2020 and March 31, 2019, respectively	17,500	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	36,241	36,241
Accumulated deficit	(732,077)	(524,798)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(678,336)	(471,057)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$204,160	$114,357

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2020	For the year ended March 31, 2019
		(Restated)
Expenses:
Officer compensation and wage expense – related party	$60,000	$66,000
Consulting expense	67,500	64,500
Prototype costs and consulting expense – related party	-	93,600
Software development expense – related party	48,400	90,600
Amortization and depreciation expense	330	4,000
Administrative expense and other	30,249	22,011
Total expenses	206,479	340,711

Loss before income tax	(206,479)	(340,711)
Provision for income tax	800	800
Net loss	$(207,279)	$(341,511)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	17,500,000	13,658,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2018 (Restated)	10,000,000	$10,000	$4,000	$(183,287)	$(169,287)

Shares issued in direct public offering	7,500,000	7,500	67,500	-	75,000
Deferred offering costs – additional paid in capital	-	-	(35,259)	-	(35,259)
Net loss – for the twelve months ended March 31, 2019 (Restated)	-	-	-	(341,511)	(341,511)

Balance – March 31, 2019 (Restated)	17,500,000	17,500	36,241	(524,798)	(471,057)

Net loss – for the twelve months ended March 31, 2020	-	-	-	(207,279)	(207,279)

Balance – March 31, 2020	17,500,000	$17,500	$36,241	$(732,077)	$(678,336)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2020	For the year ended March 31, 2019
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(207,279)	$(341,511)
Amortization	330	4,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	9,472	6,508
Change in deferred offering costs	-	6,000
Change in accounts payable and accrued expense - other	(18,825)	70,300
Change in accounts payable – related party	48,400	184,200
Change in accrued expense – related party	60,000	66,000
Net Cash (Used in) Operating Activities	(107,902)	(4,503)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-
Capitalized proto-pod costs – related party	(23,201)	(15,376)
Net Cash (Used in) Investing Activities	(23,201)	(15,376)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	75,000
Deferred offering costs netted against proceeds from sale of common stock	-	(35,259)
Loan proceeds	143,200	69,675
Loan payments	(100,000)	(39,000)
Loan payments – related party	-	(12,500)
Loan proceeds – related party	22,907	15,376
Net Cash Provided by Financing Activities	66,107	73,292

CHANGE IN CASH	(64,996)	53,413

CASH AT BEGINNING OF PERIOD	64,996	11,583

CASH AT END OF PERIOD	$-	$64,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$93,000	$-
Capitalized services - Internal use software – related party	$48,400	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The “Company” was incorporated on March 27, 2017 (date of inception) under the laws of the State of Nevada, as GPods, Inc. The Company is headquartered in Southern California and intends on conducting business throughout the continental United States and Canada.

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

Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the year ended March 31, 2020 or March 31, 2019.

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

MARCH 31, 2020

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

Stock-based compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided.

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the twelve-month period ended March 31, 2020 of $207,279 and as of March 31, 2020 had an accumulated deficit of $732,077. The Company as of March 31, 2020 had a negative working capital of $876,976. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

The Company intends to raise additional capital (beyond its public offering) through the sale of equity securities, an offering of debt securities, or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will likely provide the Company the opportunity to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above.

The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3-INTANGIBLE ASSETS AND CAPITALIZED COSTS

Intangible Asset

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 3-INTANGIBLE ASSETS AND CAPITALIZED COSTS (CONTINUED)

On April 20, 2017 the Company acquired certain assets from our founder which consisted of a business plan, manufacturing design and schematics, building materials and other items that will be used in creating our prototype and Proto-Pod system to be used and sold through its operations. Total value attributable to the intangible assets purchased by the Company was $8,000. Total value represents an amount that is substantially less than the amount paid for or incurred by our founder.

For the twelve months ended March 31, 2020 and 2019 we recognized $330 and $4,000 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

Proto-Pod Capitalized Costs and Internal Use Software

The Company defines a capital expenditure as a purchase or payment that provides a future benefit to the business and increases the value of fixed asset or intangible asset and its value. The benefit to the business must exceed two years and the minimum capitalization threshold varies. Capital is a limited company resource from which spending should result in increased value to the business, as generally demonstrated by increased revenue, revenue protection, or increased efficiencies. Effective allocation of the Company’s limited capital resources needs to be performed to maximize benefit, and timely reporting and monitoring of capital spending is imperative.

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2020 and March 31, 2019, the Company capitalized design costs of $116,201 and $15,376, respectively. The balances at March 31, 2020 and March 31, 209 for the Company’s Proto-Pod Capitalized Costs were $150,240 and $34,039, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2020 and March 31, 2019, the Company capitalized internal use software costs of $48,400 and $0, respectively. The balances at March 31, 2020 and March 31, 209 for Company’s Internal Use Software were $48,400 and $0, respectively.

Subsequent to year end (see Note 9-Subsequent Events) management of the Company determined through a thorough analysis and review that certain of its long-lived assets was impaired. It was determined that certain events or changes in circumstances surrounding the Company’s the Proto-Pod direction and that its carrying value may not be recoverable. The Company dismantled the Proto-Pod and all of its components in in December 2022, and placed the components in storage to be used for other projects or variations to the Proto-Pod. Management impaired the total value of its Proto-Pod Capitalized Costs as of September 30, 2022, the period which it knew that its long-lived asset was irrecoverable. Total impairment was estimated to be approximately $260,000.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $60,000 and $66,000 for twelve-month periods ended March 31, 2020 and 2019, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $191,500 and $131,500 is due and payable as of March 31, 2020 and March 31, 2019, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of March 31, 2020 and 2019 was $56,920 and $34,039 respectively. During the year ended March 31, 2020 the Company borrowed money from an investor who became a shareholder in the Company through its direct public offering. This amount was negligible and amounted to $25 as of March 31, 2020 owing to this shareholder. As of March 31, 2020 total related party promissory notes was $56,945 which contains Mr. Dolans related party note balance of $56,920 and $25 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

During the twelve-month period ended March 31, 2018 the Company recorded and capitalized $8,000 in intangible assets that were purchased from our founder. The Company valued these assets in an arms-length manner. The Company and its board of directors is in discussion to obtain settlement of the related party notes payable and accrued compensation due to related party at the same offering price and terms that the Company is currently seeking with its most recent capital raise (see Note 9-Subsequent Events). No definitive agreement has been entered into as of the date of this report.

As described in Note 5-Notes Payable the Company executed several promissory notes with several individuals at the time. These promissory notes were entered into during the year ended March 31, 2018 with several non-affiliated financial sources; the non-affiliated financial sources were Mr. Troy Harris, Mr. Cory Harris, Mr. Ronald Walker, Mr. Mark Doell and Mr. Konstantin Petrovitch. Each individual entered into an agreement with the Company through a $2,500 note payable which bore interest at 0% per annum and was due and payable on demand at the right of the holder. These notes payable totaled $12,500 at March 31, 2018 and were paid off in full during the year ended March 31, 2019. No interest was paid on the promissory notes, each of the promissory note holders received $2,500 in negotiable funds representing the payoff of the notes payable. After the receipt and payment of $2,500 each of the promissory note holders, Messrs. Harris and Harris, Walker, Doell and Petrovitch in turn executed subscription agreements with the Company with respect to its registered public offering and invested in the common stock of the Company. The payment on the promissory notes, and the investment of the negotiated funds into common stock of the Company all occurred within 30 days of each other and did not remain outstanding. Messrs. Harris and Harris, Walker, Doell and Petrovitch each received 250,000 shares of common stock of the Company, representing 1.43% ownership in the Company or a total as a group of 7.15%. Besides the two Harris brothers, none of the new investors from the promissory note holders are related by blood or other means. The five (5) promissory note holders were issued their common stock shares in the Company prior to March 31, 2019. The balance for related party loans would not have been affected for March 31, 2018, nor as of March 31, 2019 as the five (5) promissory note holders were not related parties as of March 31, 2018 and their respective notes were paid in full by year end or as of March 31, 2019. No interest expense was incurred as the notes were non-interest bearing.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

Included in our accounts payable as of March 31, 2018 we had accounts payable balances due and owing to two vendors that became related parties during the year ended March 31, 2019 due to their ownership in the Company. The two related parties, which were W270 Systems, SA, a Costa Rican corporation, and DLE Consulting a business domiciled here in the US, their respective principals, Mr. Fry and Mr. Dave Estus, each executed subscription agreements with the Company and its registered public offering and invested in the common stock of the Company. Messrs. Fry and Estus each received 250,000 shares of common stock of the Company, representing 1.43% ownership (less than 5% ownership) in the Company or as a group a total of 2.86%. The related party accounts payable balance for the two vendors totaled $447,000 at March 31, 2020. Due to their ownership in the Company’s common stock Messrs. Fry and Estus related party accounts payable balances were $257,200 in total at March 31, 2019. If these two vendors were related parties at March 31, 2018 their combined related party accounts payable balance would have been $73,000. For the years ended March 31, 2020 and 2019 the related party accounts payable balances increased by $189,900 and $184,200, respectively.

Capitalized Internal use – Software increased during the year ended March 31, 2020 by $48,400. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the year ended March 31, 2020 this amounted to $48,400. For the year ended March 31, 2019 we did not capitalize any internal use –software and expensed all as incurred $90,600 in software development expenses. Capitalized costs – prototype increased during the year ended March 31, 2020 by $116,200. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $116,200 in costs capitalized, $93,000 was incurred with respect to the DLE vendor or related party, and $23,201 in costs that our CEO and President, Mr. Dolan had incurred during the year. For the year ended March 31, 2019 we did not capitalize prototype products costs incurred with respect to the DLE vendor and expensed as incurred all $93,600 in billings that year. The two related party vendors have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE

As of April 1, 2018 the Company had several promissory notes with eight non-affiliated financial sources in varying amounts ranging from $2,500 to $17,500. The unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of March 31, 2020 and March 31, 2019 the Company had $102,200 and $59,000 in outstanding notes payable, respectively.

The Company, during the twelve-month period ended March 31, 2020, repaid one unsecured note payable in the amount of $100,000 and received amounts from two others in unsecured notes payable in the amount of $102,200. The Company, during the twelve-month period ended March 31, 2019, repaid $12,500 in notes payable to seven non-affiliated financial sources that were subsequently characterized as related parties due to their investment in the common stock of the Company. This recharacterization was made after each party was repaid by the Company (see Note 4-Related Party Notes Payable and Other Related Party Transactions). The Company does not intend on repaying the remaining promissory notes payable in the near future and may seek to convert these notes payable into common stock of the Company.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 6-INCOME TAXES

At March 31, 2020, the Company had a net operating loss carryforward of $732,077, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for March 31, 2020 and 2019:

Deferred tax asset:	March 31, 2020	March 31, 2019

Net operating loss carryforward	$153,736	$110,208
Total deferred tax asset	153,736	110,208
Less: Valuation allowance	(153,736)	(110,208)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of March 31, 2020 and March 31, 2019 was $153,736 and $110,208, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the twelve months ending March 31, 2020 and March 31, 2019:

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

MARCH 31, 2020

NOTE 7-SHARE CAPITAL (CONTINUED)

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

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 was credited towards additional paid in capital. At March 31, 2020 we had no deferred offering costs outstanding.

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Company’s common stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s certificate of incorporation.

Holders of the Company’s common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

At March 31, 2020 and March 31, 2019, there were 17,500,000 and 17,500,000 shares of common stock issued and outstanding, respectively. No additional shares have been issued.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 8-RESTATEMENT

The following are previously recorded and restated balances as of March 31, 2019

GPODS, INC.

RESTATED BALANCE SHEET

AS OF MARCH 31, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,996	$-	$64,996
Prepaid expense	14,992	-	14,992
Total Current Assets	79,988	-	79,988

Intangible asset, net	330	-	330

OTHER ASSETS:
Proto-Pod capitalized costs, net	34,039	-	34,039
Internal use software, net	-	-	-
Total Other Assets	34,039	-	34,039

TOTAL ASSETS	$114,357	$-	$114,357

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$485,875	$(372,200)	$103,675
Related party accounts payable (see Note 4)	-	257,200	257,200
Related party accrued compensation expense (see Note 4)	-	131,500	131,500
Related party loans and notes payable (see Note 4)	34,039	-	34,039
Notes payable	59,000	-	59,000
TOTAL LIABILITIES	578,914	6,500	585,414

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 issued and outstanding at March 31, 2019	17,500	-	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Additional paid in capital	36,241	-	36,241
Accumulated deficit	(518,298)	(6,500)	(524,798)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(464,557)	(6,500)	(471,057)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$114,357	$-	$114,357

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 8-RESTATEMENT (CONTINUED)

GPODS, INC.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

Expenses:
Officer compensation and wage expense – related party	$60,000	$6,000	$66,000
Consulting expense	158,100	(93,600)	64,500
Prototype costs and consulting expense – related party	-	93,600	93,600
Software development expense – related party	90,600	-	90,600
Amortization and depreciation expense	4,000	-	4,000
Administrative expense and other	22,011	-	22,011
Total expenses	334,711	6,000	340,711

Loss before income tax	(334,711)	(6,000)	(340,711)
Provision for income tax	800	-	800
Net loss	$(335,511)	$(6,000)	$(341,511)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	13,658,000	13,658,000	13,658,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 8-RESTATEMENT (CONTINUED)

GPODS, INC.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(335,511)	$(6,000)	$(341,511)
Amortization	4,000	-	4,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	6,508	-	6,508
Change in deferred offering costs	6,000	-	6,000
Change in accounts payable and accrued expense - other	314,500	(244,200)	70,300
Change in accounts payable – related party	-	184,200	184,200
Change in accrued expense – related party	-	66,000	66,000
Net Cash (Used in) Operating Activities	(4,503)	-	(4,503)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-	-
Capitalized proto-pod costs – related party	(15,376)	-	(15,376)
Net Cash (Used in) Investing Activities	(15,376)	-	(15,376)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	75,000	-	75,000
Deferred offering costs netted against proceeds from sale of common stock	(35,259)	-	(35,259)
Loan proceeds	69,675	-	69,675
Loan payments	(51,500)	12,500	(39,000)
Loan payments – related party	-	(12,500)	(12,500)
Loan proceeds – related party	15,376	-	15,376
Net Cash Provided by Financing Activities	73,292	-	73,292

CHANGE IN CASH	53,413	-	53,413

CASH AT BEGINNING OF PERIOD	11,583	-	11,583

CASH AT END OF PERIOD	$64,996	$-	$64,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$-	$-	$-
Capitalized services - Internal use software – related party	$-	$-	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 9-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2020 through the date the financial statements were issued, December 29, 2023. The Company determined that it had the following reportable events.

●	During the months June, July and August of 2020, the Company in connection with its failure to list on the available exchanges to it made an offer to several of its shareholders to repurchase their shares at the same price that they had originally invested in the Company. The Company during the month of June 2020 received executed agreements from 42 investors to purchase their shares for a total of $1,750 enabling the Company to retire 175,000 shares of its common stock. The Company during the month of July 2020 received executed agreements from 2 investors to purchase their shares for a total of $8,750 enabling the Company to retire 875,000 shares of its common stock. The Company during the month of August 2020 received an executed agreement from 1 investor to purchase their shares for a total of $2,500 enabling the Company to retire 250,000 shares of its common stock. The Company recorded a payable in the amount of $13,000 due to these formal shareholders. The Company during December 2023 paid approximately 43 investors a total of $2,000 and intends on closing out the payable to these formal shareholders.

●	During the month of September 2022, the Company began an exempt private placement offering of its common stock at a price of $0.10 per share. The Company secured investment from 5 shareholders for a total investment of $4,800. The capital raise is for a total of $750,000, which may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due from loans and accrued expense. The Company issued 48,000 shares of its common stock.

●	During the month of December 2022, the Company secured investment from 3 shareholders for a total investment of $2,250. The Company issued 22,500 shares of its common stock.

●

The Company during its delinquency period was informed by its prior independent accounting firm that it could not continue on as their registered independent accounting firm, as well as its formal legal counsel had terminated its relationship with the Company. The Company had prepaid or had deposit amounts with both professional organizations and wrote off the amounts when informed about the impending departures. The Company wrote off approximately $5,000 in prepaids during the year ended March 31, 2021.

●	During the months of November and December 2022 the Company borrowed an additional $18,000 in funds from two notes payable holders. One of the notes payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. The other notes payable is with a related party and bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

●	The Company determined through a thorough analysis and review that its Proto-Pod asset should be impaired. It was determined that certain events or changes in circumstances surrounding the Company’s Proto-Pod would affect its carrying value and that value may not be recoverable. The Company dismantled the Proto-Pod and all of its components in early December 2022, and placed those components in storage to be used for other projects or variations of the Proto-Pod. Management impaired the value of the Proto-Pod Capitalized Costs on September 30, 2022. Total asset value at the time of impairment was approximately $260,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer, its Principal Executive Officer, its Principal Financial Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and key management personnel as of January 10, 2024. Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors and are elected or appointed to serve until the next board of directors meeting which may follow the annual meeting of stockholders. Provided is a brief description of the business experience of each director and executive officer and key management personnel during the past five years and indication of directorships held by (if any) of each director in other companies subject to the reporting requirements under the Federal Securities Acts.

Name	Age	Position
Robert L. Dolan	40	Chairman, CEO (Principal Executive Officer) CFO (Principal Financial and Accounting Officer)

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

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

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

All directors will be reimbursed by GPods for any expenses incurred in attending directors’ meetings provided that GPods has the resources to pay these fees. GPods will consider applying for officers and directors liability insurance at such time that it has the resources to do so.

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

Director Nominations

As of March 31, 2020, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

Involvement in Certain Legal Proceedings

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

1.	had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
2.	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining his from or otherwise limiting his involvement in any of the following activities:

i	acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii	engaging in any type of business practice; or
iii	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or
5.	found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table shows, for the twelve months ended March 31, 2020 and 2019, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Dolan CEO, CFO and Director (1) (2)	2020	60,000	(1)	-	-	-	-	-	-	60,000
	2019	66,000		-	-	-	-	-	-	66,000

The Company had an employment arrangement with Mr. Dolan for services which administratively terminated on February 28, 2019. We initially entered into this agreement on March 27, 2017. Mr. Dolan’s compensation was not based on any percentage of profits or other financial calculations. Mr. Dolan as a board member makes all decisions determining the amount and timing of payment for his compensation and, for the immediate future, Mr. Dolan has elected not to receive payment of compensation which permits us to meet our day-day financial obligations. Mr. Dolan’s compensation is deferred until at such time that we receive sufficient financing or that we no longer are a going concern.

(1) Mr. Dolan was previously employed by the Company under an employment agreement that provided for initially a $5,000/month salary increasing in the second (2nd) year to $5,500/month salary. The Company and Mr. Dolan mutually agreed to defer the payment of compensation until as such time the Company is able to with sufficient financing and/or it ceases to be a going concern. Mr. Dolan currently receives an accrued salary of $60,000 per year which is a verbal agreement and understanding with the Company. While the previous (and now terminated) agreement called for annual increases, Mr. Dolan and the Board of Directors agreed to keep the compensation to $5,000/month until the Company achieves financing in excess of $750,000.

(2) Mr. Dolan upon inception (March 27, 2017) received 6,000,000 shares of common stock of the Company in exchange for services valued at $6,000. The Company does not intend to issue any additional shares to Mr. Dolan for his services as an officer or as a director despite our mutual agreement to continue the deferral of payment for his services.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended March 31, 2020. The Company had no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended March 31, 2020. The Company had no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2020 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as to key consultants (of which there are none).

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Dolan(1)	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Dolan provides his services as a director to the Company for no compensation or expense.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2020. The Company has no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2020. The Company has no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2020. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 10, 2024 we had 16,270,500 shares of common stock outstanding which are held by 30 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of January 10, 2024; of all directors and executive officers of GPods, Inc.; and of our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Robert Dolan (c)	10,000,000	61.46%
	All Directors and Officers as a group (1 person)	10,000,000	61.46%

(a)	The address for purposes of this table is 1035 East Vista Way, Vista, California 92084.

(b)	Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c)	Upon inception Mr. Dolan received 6,000,000 shares for services and 4,000,000 shares for selling certain intangible and tangible assets to the Company on April 20, 2017, including a comprehensive business and operating plan, grow-pod unit development costs, computing and other equipment which represented the initial basis for our business.

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

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

●	The number of shares and the designation of the series;
●	Whether to pay dividends on the series and, if so, the dividend rate, the dividend payment date, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;
●	Whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;
●	Whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;
●	Whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and
●	The rights of the shares of series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock. There were 17,500,000 shares of our common stock issued and outstanding as of March 31, 2020 held by sixty-two shareholders of record:

●	Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;
●	Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
●	Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and
●	Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

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

Shareholder Matters

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us; our shares will probably be considered penny stocks for the foreseeable future. Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Directors’ Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider: (a) the economy of the state and the nation; (b) the interests of the community and of society; and (c) our long-term and short-term interests and that of our shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection.

Dissenters’ Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers, plans of conversion, or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of a company’s articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

●	Listed on a national securities exchange;
●	Issued by an open-end management investment company registered with the SEC and which may be redeemed at the option of the shareholder at net asset value; or
●	Traded in an organized market and has at least 2,000 holders and a market value of at least $20,000,000, exclusive of the value of shares held by the company’s senior executives, directors, and beneficial stockholders owning more than 10% of such shares.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation, if the board of directors resolution approving the plan of merger or exchange provides otherwise, or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner’s interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law specifies that shareholders have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his or her demand to inspect. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days’ written notice. The records covered by this right include official copies of:

i.	The articles of incorporation and all amendments thereto;
ii.	Bylaws and all amendments thereto; and
iii.	A stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

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

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in a company may not obtain voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders’ meeting held upon the request and at the expense of the acquiring person. If the acquiring person’s shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to exercise dissenting rights and demand payment for the fair value of their shares, and we must comply with the demand. An “acquiring person” means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. “Controlling interest” means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all the voting power of the company in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. “Control shares” means the company’s outstanding voting shares that an acquiring person: (a) acquires or offers to acquire in an acquisition; and (b) acquires within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company’s articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply to the company or to an acquisition of a controlling interest.

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

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an “interested shareholder.” As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company’s articles of incorporation provide otherwise.

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for two years after the date the interested stockholder acquired the shares that cause him/her to become an interested shareholder, unless the combination meets all the requirements of our Articles of Incorporation; and the combination was either approved (1) by our board of directors before the person became an interested shareholder; or (2) by the board of directors and disinterested shareholders representing at least 60% of the Company’s voting power. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the two-year period only if the shareholder receives approval from a majority of our disinterested shareholders or the combination meets the requirements for adequate consideration that are specified in NRS 78.441-42. For the above provisions, “resident domestic-corporation” means a Nevada corporation that has 200 or more shareholders of record. An “interested stockholder” is defined in NRS 78.423 as someone who is either:

●	The beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or
●	Our affiliate or associate and who within two years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Transfer Agent

Our transfer agent is Securities Transfer Corporation, 2901 Dallas Parkway, Suite 380, Plano, TX 75093. Its telephone number is 469-633-0101. Action Stock Transfer Corporation, the Company’s prior transfer agent was acquired by Securities Transfer Corporation during December 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties and may be determined to have been without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated parties or persons.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2020 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($1,590); and
●	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Our office and mailing address is 1035 East Vista Way, Vista, California 92084. This space is currently used by us and other businesses that Mr. Dolan operates. There is no written lease agreement and we operate under a month-month verbal agreement to use this facility with Mr. Dolan.

We recorded compensation expense of $60,000 to Mr. Dolan for the year ending March 31, 2020. We borrowed approximately $23,000 from Mr. Dolan to pay for costs that were incurred with regards to the development of the Proto-Pod system, which we capitalized those costs for the year ending March 31, 2020. Other related party disclosure within our footnotes to the financial statements are not required here in this section due to the parties ownership percentages not equaling or exceeding the 5% ownership requirement, at the end of the year or during the year in question. Related party disclosure within our footnotes was at the request and direction of our independent public accounting firm and most parties did not exceed more than 1.5% in equity ownership.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB as maintained by OTCMarkets Group, Inc. does not have director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mr. Dolan is not an independent director because Mr. Dolan currently serves as an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2020 and March 31, 2019 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2020	March 31, 2019
Audit fees (1)	$7,500	$10,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$7,500	$10,500

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2020 and March 31, 2019, respectively.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services. The Company engaged the firm of MICHAEL GILLESPIE & ASSOCIATES, PLLC, which began their services in November 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Exhibits

No.	Description
3.1	Articles of Incorporation *
3.2	By-Laws *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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

Date: January 10, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	January 10, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

