Form 10-Q
period 2020-06-30
GPODS, INC.
filed 2024-01-16
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of January 16, 2024 was 16,270,500 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020 (unaudited)	March 31, 2020 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaid expense	5,455	5,520
Total Current Assets	5,455	5,520

Proto-Pod capitalized costs, net	184,842	150,240
Internal use software	63,600	48,400
Intangible asset, net	-	-

TOTAL ASSETS	$253,897	$204,160

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$95,151	$84,850
Related party accounts payable	510,200	447,000
Related party accrued compensation	206,500	191,500
Related party loans and notes payable	58,747	56,946
Notes payable	102,200	102,200
Investor stock payable	1,750	-
TOTAL LIABILITIES	974,548	882,496

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,325,000 and 17,500,000 issued and outstanding at June 30, 2020 and March 31, 2020, respectively	17,325	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	34,666	36,241
Accumulated deficit	(772,642)	(732,077)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(720,651)	(678,336)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$253,897	$204,160

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three- month period ended June 30, 2020 (unaudited)	For the three- month period ended June 30, 2019 (unaudited)
		(restated)
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	9,500	23,750
Prototype costs and consulting expense – related party	-	-
Software development expense – related party	15,200	15,200
Amortization and depreciation expense	-	330
Administration expense and other	65	5,970
Loss before income tax	39,765	60,250

Provision for income tax	800	800
Net loss	$(40,565)	$(61,050)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	17,498,000	17,500,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2019 (restated)	17,500,000	$17,500	$36,241	$(524,798)	$(471,057)

Net loss – three-month period ended June 30, 2019	-	-	-	(61,050)	(61,050)

Balance – June 30, 2019 (unaudited) (restated)	17,500,000	$17,500	$36,241	$(585,848)	$(532,107)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2020	17,500,000	$17,500	$36,241	$(732,077)	$(678,336)

Repurchase of common stock	(175,000)	(175)	(1,575)	-	(1,750)

Net loss – three-month period ended June 30, 2020	-	-	-	(40,565)	(40,565)

Balance – June 30, 2020 (unaudited)	17,325,000	$17,325	$34,666	$(772,642)	$(720,651)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the three- month period ended June 30, 2020 (unaudited)	For the three- month period ended June 30, 2019 (unaudited)
		(restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(40,565)	$(61,050)
Amortization	-	330
Treasury shares acquired for note payable	(1,750)	-

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	65	970
Change in accounts payable and accrued expense	10,300	24,550
Change in accounts payable – related party	15,200	15,200
Change in accrued expense – related party	15,000	15,000
Change in investor payable	1,750	-
Net Cash (Used in) Operating Activities	-	(5,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-
Capitalized proto-pod costs – related party	(1,802)	(9,661)
Net Cash (Used in) Investing Activities	(1,802)	(9,661)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	-	15,000
Loan payments	-	(9,000)
Loan proceeds - related party	1,802	9,661
Net Cash Provided by Financing Activities	1,802	15,661

CHANGE IN CASH	-	1,000

CASH AT BEGINNING OF PERIOD	-	64,996

CASH AT END OF PERIOD	$-	$65,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$32,800	$29,600
Capitalized services - Internal use software – related party	$15,200	$15,200

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the three-month periods ended June 30, 2020 or June 30, 2019.

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

Long-lived assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 9-Subsequent Events).

Recent accounting standards pronouncements or updates

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Interim financial statements (June 30, 2020 (unaudited)) and basis of presentation

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

These financial statements should be read along with our annual financial statements filed on Form 10-K for the period ended March 31, 2020 and notes contained within which was filed on or about January 10, 2024.

NOTE 2-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the three-month period ended June 30, 2020 of $40,565 and as of June 30, 2020 had an accumulated deficit of $772,642. The Company as of June 30, 2020 had a negative working capital of $969,093. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the three-month periods ended June 30, 2020 and 2019 we recognized $0 and $330 in amortization expense, respectively. We amortized these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. The intangible assets are fully amortized as of June 30, 2019.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the three-month period ended June 30, 2020, the Company capitalized design costs of $34,602. The balances at June 30, 2020 and March 31, 2020 for the Company’s Proto-Pod Capitalized Costs were $184,842 and $150,240, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the three-month period ended June 30, 2020, the Company capitalized internal use software costs of $15,200. The balances at June 30, 2020 and March 31, 2020 for Company’s Internal Use Software were $63,600 and $48,400, respectively.

Subsequent to period end (see Note 9-Subsequent Events) management of the Company determined through a thorough analysis and review that certain of its long-lived assets was impaired. It was determined that certain events or changes in circumstances surrounding the Company’s the Proto-Pod direction and that its carrying value may not be recoverable. The Company dismantled the Proto-Pod and all of its components in in December 2022, and placed the components in storage to be used for other projects or variations to the Proto-Pod. Management impaired the total value of its Proto-Pod Capitalized Costs as of September 30, 2022, the period which it knew that its long-lived asset was irrecoverable. Total impairment was estimated to be approximately $260,000.

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000 for three-month periods ended June 30, 2020 and 2019, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $206,500 and $191,500 is due and payable as of June 30, 2020 and March 31, 2020, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of June 30, 2020 and March 31, 2020 was $58,722 and $56,921 respectively. During the year ended March 31, 2020 the Company borrowed money from an investor who became a shareholder of the Company through its direct public offering. This amount was negligible and amounted to $25 as of June 30, 2020 and March 31, 2020 owing to this shareholder. As of June 30, 2020 total related party promissory notes was $58,747 which contains Mr. Dolan’s related party note balance of $58,722 and $25 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

During fiscal year ending March 31, 2018 the Company recorded and capitalized $8,000 in intangible assets that were purchased from our founder. The Company valued these assets in an arms-length manner. The Company and its board of directors is in discussion to obtain settlement of the related party notes payable and accrued compensation due to related party at the same offering price and terms that the Company is currently seeking with its most recent capital raise (see Note 9-Subsequent Events). No definitive agreement has been entered into as of the date of this report.

We had accounts payable balances due and owing to two vendors that became related parties during the year ended March 31, 2019 due to their ownership in the Company. The two related parties, were W270 Systems, SA, a Costa Rican corporation, and DLE Consulting a business domiciled here in the US, and their respective principals, Mr. Fry and Mr. Dave Estus, who each executed subscription agreements with the Company through its registered public offering and invested in the Company’s common stock. Messrs. Fry and Estus each received 250,000 shares of common stock of the Company, representing 1.43% ownership (less than 5% ownership) in the Company or as a group a total of 2.86%. The related party accounts payable balance for the two vendors totaled $510,200 at June 30, 2020 and $447,000 at March 31, 2020. For the three-month period ended June 30, 2020 the related party accounts payable balances increased by $63,200.

Capitalized Internal use – Software increased during the three-month period ended June 30, 2020 by $15,200. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the three-month period ended June 30, 2020 this amounted to $15,200. For the three-month period ended June 30, 2020 we capitalized internal use software of $15,200 and expensed $15,200 in software development expenses.

Capitalized costs – prototype increased during the three-month period ended June 30, 2020 by $34,602. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $34,602 in costs capitalized, $32,800 was incurred with respect to the DLE vendor or related party, and $1,802 in costs that our CEO and President, Mr. Dolan had incurred during the three-month period. The two related party vendors have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These two (2) notes payable were made in the ordinary course of business. As of June 30, 2020 and March 31, 2020 the Company had $102,200 and $102,200 in outstanding notes payable, respectively.

The Company, during the three-month period ended June 30, 2020 neither borrowed nor repaid any notes payable balances during the period.

Investor Stock Payable

During the three-month period ended June 30, 2020, the Company in connection with its failure to list on the available exchanges to it made an offer to several of its shareholders to purchase their shares at the same price that they had originally invested in the Company. The Company during the month of June 2020 received executed agreements from 42 investors to purchase their shares for a total of $1,750 enabling the Company to retire 175,000 shares of its common stock. The Company as of June 30, 2020 recorded a payable in the amount of $1,750 due to these former shareholders.

Subsequent to period the following occurred: see Note 9-Subsequent Events - During the month of July 2020 received executed agreements from 2 investors to purchase their shares for a total of $8,750 enabling the Company to retire 875,000 shares of its common stock. During the month of August 2020 received an executed agreement from 1 investor to purchase their shares for a total of $2,500 enabling the Company to retire 250,000 shares of its common stock.

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions above; DLE Consulting and its principal, Mr. Estus have been determined to be related parties, requiring the necessary disclosure in our financial statements. Mr. Estus was a shareholder through his purchase of common stock until he accepted the Company’s agreement as described above to purchase his shares. Mr. Estus accepted the terms and executed the agreement for purchase of his shares as of August 31, 2020. Subsequent to that date Mr. Estus is no longer considered a shareholder or a related party of the Company.

NOTE 6-INCOME TAXES

At June 30, 2020, the Company had a net operating loss carryforward of $772,642, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for June 30, 2020 and March 31, 2020:

Deferred tax asset:	June 30, 2020	March 31, 2020

Net operating loss carryforward	$162,255	$153,736
Total deferred tax asset	162,255	153,736
Less: Valuation allowance	(162,255)	(153,736)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of June 30, 2020 and March 31, 2020 was $162,255 and $153,736, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month periods ended June 30, 2020 and June 30, 2019:

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

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 was credited towards additional paid in capital. At June 30, 2020 we had no deferred offering costs outstanding.

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

Repurchase of common stock. During June 2020, the Company in connection with its failure to list on the exchange available to it at time made an offer to several of its shareholders to repurchase their shares for the same price that they paid for their shares. The Company during the month of June 2020 received executed agreements from 42 of the investors to purchase their shares for a total of $1,750 enabling the Company to immediately retire 175,000 shares of its common stock.

At June 30, 2020 and March 31, 2020, there were 17,325,000 and 17,500,000 shares of common stock issued and outstanding, respectively. No additional shares have been issued.

NOTE 8-RESTATEMENT

The following are previously recorded and restated balances as of June 30, 2019

GPODS, INC.

RESTATED CONDENSED BALANCE SHEET

AS OF JUNE 30, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,996	$-	$65,996
Prepaid expense	14,022	-	14,022
Total Current Assets	80,018	-	80,018

Intangible asset, net	-	-	-

Proto-Pod capitalized costs, net	73,300	-	73,300

Internal use software, net	15,200	-	15,200
Total Other Assets	34,039	-	34,039

TOTAL ASSETS	$168,518	$-	$168,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$585,425	$(463,700)	$121,725
Related party accounts payable	-	317,200	317,200
Related party accrued compensation expense	-	146,500	146,500
Related party loans and notes payable	43,700	-	43,700
Notes payable	65,000	-	65,000
TOTAL LIABILITIES	694,125	6,500	700,625

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 issued and outstanding at June 30, 2019	17,500	-	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Additional paid in capital	36,241	-	36,241
Accumulated deficit	(579,348)	(6,500)	(585,848)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(525,607)	(6,500)	(532,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$168,518	$-	$168,518

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

Expenses:
Officer compensation and wage expense – related party	$15,000	$-	$15,000
Consulting expense	23,750	-	23,750
Prototype costs and consulting expense – related party	-	-	-
Software development expense – related party	15,200	-	15,200
Amortization and depreciation expense	330	-	330
Administrative expense and other	5,970	-	5,970
Total expenses	60,250	-	60,250

Loss before income tax	(60,250)	-	(60,250)
Provision for income tax	800	-	800
Net loss	$(61,050)	$-	$(61,050)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	17,500,000	17,500,000	17,500,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(61,050)	$-	$(61,050)
Amortization	330	-	330

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	970	-	970
Change in deferred offering costs	-	-	-
Change in accounts payable and accrued expense - other	38,950	(15,200)	23,750
Change in accrued expense	15,800	(15,000)	800
Change in accounts payable – related party	-	15,200	15,200
Change in accrued expense – related party	-	15,000	15,000
Net Cash (Used in) Operating Activities	(5,000)	-	(5,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-	-
Capitalized proto-pod costs – related party	(9,661)	-	(9,661)
Net Cash (Used in) Investing Activities	(9,661)	-	(9,661)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	15,000	-	15,000
Loan payments	(9,000)	-	(9,000)
Loan payments – related party	-	-	-
Loan proceeds – related party	9,661	-	9,661
Net Cash Provided by Financing Activities	15,661	-	15,661

CHANGE IN CASH	1,000	-	1,000

CASH AT BEGINNING OF PERIOD	64,996	-	64,996

CASH AT END OF PERIOD	$65,996	$-	$65,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$29,600	$-	$29,600
Capitalized services - Internal use software – related party	$15,200	$-	$15,200

SEE NOTES TO FINANCIAL STATEMENTS

NOTE 9-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2020 through January 13, 2024, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

●	During the months July and August of 2020, the Company in connection with its failure to list on the available exchanges to it made an offer to several of its shareholders to repurchase their shares at the same price that they had originally invested in the Company. The Company during the month of July 2020 received executed agreements from 2 investors to purchase their shares for a total of $8,750 enabling the Company to retire 875,000 shares of its common stock. The Company during the month of August 2020 received an executed agreement from 1 investor to purchase their shares for a total of $2,500 enabling the Company to retire 250,000 shares of its common stock. The Company recorded a payable in the amount of $13,000 due to these formal shareholders. The Company during December 2023 paid approximately 43 investors a total of $2,000 and intends on closing out the payable to these formal shareholders.

●	During the month of September 2022, the Company began an exempt private placement offering of its common stock at a price of $0.10 per share. The Company secured investment from 5 shareholders for a total investment of $4,800. The capital raise is for a total of $750,000, which may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due from loans and accrued expense. The Company issued 48,000 shares of its common stock.

●	During the month of December 2022, the Company secured investment from 3 shareholders for a total investment of $2,250. The Company issued 22,500 shares of its common stock.

●	The Company during its delinquency period was informed by its prior independent accounting firm that it could not continue on as their registered independent accounting firm, as well as its formal legal counsel had terminated its relationship with the Company. The Company had prepaid or had deposit amounts with both professional organizations and wrote off the amounts when informed about the impending departures. The Company wrote off approximately $5,000 in prepaids during the year ended March 31, 2021.

●	During the months of November and December 2022 the Company borrowed an additional $18,000 in funds from two notes payable holders. One of the notes payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. The other notes payable is with a related party and bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

●	The Company determined through a thorough analysis and review that its Proto-Pod asset should be impaired. It was determined that certain events or changes in circumstances surrounding the Company’s Proto-Pod would affect its carrying value and that value may not be recoverable. The Company dismantled the Proto-Pod and all of its components in early December 2022, and placed those components in storage to be used for other projects or variations of the Proto-Pod. Management impaired the value of the Proto-Pod Capitalized Costs on September 30, 2022. Total asset value at the time of impairment was approximately $260,000.

●	During the months of December 2023 and January 2024 the Company borrowed an additional $10,000 in funds from one of our note payable holders. The notes payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GPODS, INC. has not filed the following periodic reports: Form 10-Q for the period ended June 30, 2020, Form 10-Q for the period ended September 30, 2020, Form 10-Q for the period ended December 31, 2020, Form 10-K for the period ended March 31, 2021, Form 10-Q for the period ended June 30, 2021, Form 10-Q for the period ended September 30, 2021, Form 10-Q for the period ended December 31, 2021, Form 10-K for the period ended March 31, 2022, Form 10-Q for the period ended June 30, 2022, and Form 10-Q for the period ended September 30, 2022, Form 10-K for the period March 31, 2023, Form 10-Q for the period ended June 30, 2023, and Form 10-Q for the period ended September 30, 2023.

GPODS, INC. experienced significant financial hardship due to COVID-19 and was unable to secure financing to move forward with its public reporting responsibilities as well as its operations. GPODS, INC.’s management cut certain expenditures (which included our ability to file our financial reports) and shuttered most of its business operations in April 2020. GPODS, INC. in the next few months is expected to receive financing from several of its shareholders in the form of loans. GPODS, INC.’s management prepared a comprehensive business plan for recovery as well as a path for regaining compliance in its public reporting requirements. GPODS, INC. solicited several competing bids on its audit and review process necessary for its missing periodic reports.

GPODS, INC. upon completion of its auditor’s attestation work for the years ending March 31, 2021, 2022 and 2023 will have prepared all of the delinquent Form 10-K’s including audited historical financial statements and all of the delinquent Form 10-Q’s including reviewed interim historical financial statements for each of periodic reports that were not filed timely. Management’s Discussion and Analysis of Financial Condition and Results of Operations will include all the required annual and quarterly financial information for each of the missing periodic reports in detail. All material information and disclosure that would have been available and disclosed in the GPODS, INC.’s delinquent periodic reports will be included as if they had been timely filed.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors”;
●	our future operating results;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

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

Operations

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of January 16, 2024, we had three employees, Mr. Dolan and two other individuals.

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

As of June 30, 2020, we had limited assets which consisted of; cash and cash equivalents of $0, prepaid expense of $5,455, software development costs of $63,600 and tangible assets directly related to our prototype of $184,842. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of January 16, 2024, the date of this Report, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2020 (dependent on our financing and available working capital), Mr. Dolan continued to devote at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

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

Results of Operations for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019

	For the three-month period ended June 30, 2020	For the three-month period ended June 30, 2019
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	9,500	23,750
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	15,200	15,200
Amortization and depreciation expense	-	330
Administration expense and other	65	5,970
(Loss) before provision for income tax	(39,765)	(60,250)
Provision for income tax	800	800
Net loss	$(40,565)	$(61,050)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	17,498,000	17,500,000

Expenses

Expenses for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019 were $39,765 and $60,250, respectively. Expenses decreased comparative period over comparative period by $20,485 or a decrease of 34.0%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of June 30, 2020, as well as significant cost cutting measures put in place because of COVID-19. Officer’s compensation - related party was $15,000 for the three-month period ended June 30, 2020 compared to $15,000 for the three-month period ended June 30, 2019. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month. Consulting expense were $9,500 for the three-month period ended June 30, 2020 compared to $23,750 for the three-month period ended June 30, 2019. Consulting expenses decreased comparative period over comparative period by $14,250 or a decrease of 60.0%. The primary reason for this is we were able to control or significantly limit our use of outside professionals to assist us with operational and other business type consulting services.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $15,200 for the three-month period ended June 30, 2020 compared to $15,200 for the three-month period ended June 30, 2019. Software development and consulting expense – related party remained static comparative period over comparative period. Administrative costs and other expense were $65 for the three-month period ended June 30, 2020 compared to $5,970 for the three-month period ended June 30, 2019. Administrative costs and other expense decreased comparative period over comparative period by $5,905 or a decrease of 98.9%. The primary reason is we were able to significantly reduce our costs due to decreased operations. Amortization and depreciation expense was $0 for the three-month period ended June 30, 2020 compared to $330 for the three-month period ended June 30, 2019. We amortized and depreciated our intangible assets over a twenty-four (24) month period. Intangible assets were completely amortized by June 30, 2019.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019 was $39,765 and $60,250, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 17,498,000 for the three-month period ended June 30, 2020 compared to 17,500,000 for the three-month period ended June 30, 2019. Basic and diluted loss per share for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019 was $0.00 and $0.00, respectively.

Liquidity

Since acquiring the business plan, most of our resources and work have been devoted to executing our business plan, limited technical design and drawing, testing and mock-up of our interchangeable modules to be used with our intended product, implementing systems and controls, and completing our registration statement for our direct public offering. With our registration statement complete, we began to focus our work on product and service offerings as well as push forward with the development of our intellectual property surrounding our new environmentally optimized growing system. We believe the research and development work needed to further complete our product development, attract designers, and initiate marketing plans, including the development of a saleable product, will range between $200,000 and $250,000. This includes the use of several outside contractors and experts and the services of our founder, Mr. Dolan. If we are able to secure the necessary funding to outsource these steps, of which there can be no assurance, we believe that we can execute a proper launch of our product and services to the consumer. If we are only able to use internal resources (primarily consisting of services of our founder, and CEO), the process may take much longer and our launch may be limited to a much smaller market. If we are unable to raise sufficient financing, development costs would have to come from our founder and CEO (to the extent that he is capable and willing to provide such additional financing). While we have engaged the services of several outside consultants on an as “needed basis” their assistance is rather limited and based on our financial capabilities and commitment. Our goal is for us to be able to have a saleable product, several robust sales channels and an e-commerce presence in six to twelve months from the date of this Report. There is no way of estimating the likelihood of reaching that goal.

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

We embarked upon a journey to become a public company and, by doing so, have incurred and will continue to incur significant expenses for legal, accounting and related services. Once we become a publicly traded entity, subject to the reporting requirements of the Exchange Act, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 (as we are not subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act). This exemption is only available to us under the JOBS Act or until we have been public for more than five years. These obligations we believe reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase the ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us (i.e. issuance of restricted shares of our common stock), although there can be no assurances that we will be successful in any of those efforts. We will reduce compensation paid to management (if and when we do compensate management) if there is insufficient cash generated from operations to satisfy these costs.

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

As of June 30, 2020, we owed approximately $750,000 (of which a substantial portion is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of June 30, 2020. As of June 30, 2020, we owed approximately $59,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of June 30, 2020, we owed approximately $102,000 from a non-affiliated party. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. We repaid several loans prior to our direct public offering being completed. These funds came from other non-affiliated parties. Our cash position was $0 at year ending June 30, 2020 as we moved bank accounts. Subsequent to June 30, 2020 we established a new bank account for our operations.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to the Business

1 .	GPODS, INC. has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $253,897 and $204,160 as of June 30, 2020 and March 31, 2020, respectively. We had a negative working capital balance of $969,093 and $876,976 as of June 30, 2020 and March 31, 2020, respectively. We had a stockholders’ deficit of $720,651 and $678,336 at June 30, 2020 and March 31, 2019, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2020 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $10,000 and $15,000 per month on operational expenses not directly related to our completed public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained to be able to pay for these expenses. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through the date of this Report we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through June 30, 2020 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

Following the effective date of our registration statement we were required to file periodic reports with the Securities and Exchange Commission pursuant to the Exchange Act. In order to comply with these requirements, our independent registered public accounting firm will review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will review and assist in the preparation of such reports. The costs charged by professionals for such services cannot be accurately predicted at this time. The number and type of financial transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet overhead requirements and earn a profit.

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

Our offering price was not determined by an independent financial evaluation, market mechanism or by our auditors, and was, therefore, to a large extent arbitrary. Our PCAOB-registered public accounting firms have not reviewed management’s valuation and, accordingly expresses no opinion as to the fairness of the price. As a result, the price of our direct public offering may ultimately not reflect the value perceived by the market. There can be no assurance that the common stock issued is worth the price for which it was sold, and investors may, therefore, lose a portion of, or their entire, investment.

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

The maximum aggregate proceeds of the direct public offering ($75,000) was slightly more than the costs to complete the direct public offering ($35,000). We initially estimated the offering costs; actual costs could have significantly higher through delays and other conditions that were out of our control. Despite the successful completion of the direct public offering and cost controls put in place we received little financial benefit from the completion of the direct public offering.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. While we have not contacted a market maker, we will need to contact a market maker to file an application with FINRA on our behalf. This application is done in order to be able to quote the shares of common stock on the OTCBB maintained by FINRA commencing only upon the effectiveness of our registration statement. Market maker selection will be made now that our direct public offering is completed. There can be no assurance that a market maker’s application when filed will be accepted by FINRA, and we cannot accurately estimate as to the period of time that the application will require. We are not permitted to file such application on our behalf, this can only be done by a market maker who is a member of FINRA.

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

None for the period ending June 30, 2020

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

GPods, Inc. includes by reference the following exhibits:

ITEM 6 - EXHIBITS

3.1	Articles of Incorporation*
3.2	By-Laws*
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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
Date: January 16, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	January 16, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

