Form 10-Q
period 2020-12-31
GPODS, INC.
filed 2024-01-17
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2020

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

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	December 31, 2020 (unaudited)	March 31, 2020 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58	$-
Prepaid expense	5,455	5,520
Total Current Assets	5,513	5,520

Proto-Pod capitalized costs, net	226,813	150,240
Internal use software, net	68,800	48,400
Intangible asset, net	-	-

TOTAL ASSETS	$301,126	$204,160

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$392,150	$84,850
Related party accounts payable	266,000	447,000
Related party accrued compensation	236,500	191,500
Related party loans and notes payable	62,419	56,946
Notes payable	102,200	102,200
Investor stock payable	13,000	-
TOTAL LIABILITIES	1,072,269	882,496

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,200,000 and 17,500,000 issued and outstanding at December 31, 2020 and March 31, 2020, respectively	16,200	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	24,541	36,241
Accumulated deficit	(811,884)	(732,077)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(771,143)	(678,336)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$301,126	$204,160

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three-month period ended December 31, 2020 (unaudited)	For the three-month period ended December 31, 2019 (unaudited)
		(restated)
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	-	14,750
Prototype costs and consulting expense – related party	-	-
Software development expense – related party	5,200	10,000
Amortization and depreciation expense	-	-
Administration expense and other	39	3,375
Loss before income tax	20,239	43,125

Provision for income tax	-	-
Net loss	$(20,239)	$(43,125)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	17,500,000

	For the nine-month period ended December 31, 2020 (unaudited)	For the nine-month period ended December 31, 2019 (unaudited)
		(restated)
Expenses:
Officer compensation and wage expense – related party	$45,000	$45,000
Consulting expense	13,500	52,000
Prototype costs and consulting expense – related party	-	-
Software development expense – related party	20,400	34,800
Amortization and depreciation expense	-	330
Administration expense and other	107	13,599
Loss before income tax	79,007	145,729

Provision for income tax	800	800
Net loss	$(79,807)	$(146,529)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,780,000	17,500,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2019 (restated)	17,500,000	$17,500	$36,241	$(524,798)	$(471,057)

Net loss – nine-month period ended December 31, 2019	-	-	-	(146,529)	(146,529)

Balance – December 31, 2019 (unaudited) (restated)	17,500,000	$17,500	$36,241	$(671,327)	$(617,586)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2020	17,500,000	$17,500	$36,241	$(732,077)	$(678,336)

Repurchase of common stock	(1,300,000)	(1,300)	(11,700)	-	(13,000)

Net loss – nine-month period ended December 31, 2020	-	-	-	(79,807)	(79,807)

Balance – December 31, 2020 (unaudited)	16,200,000	$16,200	$24,541	$(811,884)	$(771,143)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the nine-month period ended December 31, 2020 (unaudited)	For the nine-month period ended December 31, 2019 (unaudited)
		(restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(79,807)	$(146,529)
Amortization	-	330
Treasury shares acquired for note payable	(13,000)	-

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	65	1,097
Change in accounts payable and accrued expense	14,300	52,800
Change in accounts payable – related party	20,400	34,800
Change in accrued expense – related party	45,000	45,000
Change in investor payable	13,000	-
Net Cash (Used in) Operating Activities	(42)	(12,502)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-
Capitalized proto-pod costs – related party	(5,373)	(16,649)
Net Cash (Used in) Investing Activities	(5,373)	(16,649)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	-	50,000
Loan payments	-	(9,000)
Loan proceeds - related party	5,473	16,655
Net Cash Provided by Financing Activities	5,473	57,655

CHANGE IN CASH	58	28,504

CASH AT BEGINNING OF PERIOD	-	64,996

CASH AT END OF PERIOD	$58	$93,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$32,800	$67,400
Capitalized services - Proto-pod costs – non-related party	$38,400	$-
Capitalized services - Internal use software – related party	$20,400	$34,800

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the three-month or nine-month periods ended December 31, 2020 or December 31, 2019.

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

Interim financial statements (December 31, 2020 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months and nine months ended December 31, 2020 are not necessarily indicative of the results for the full fiscal year.

These condensed financial statements should be read along with our audited annual financial statements filed on Form 10-K (“Annual Report”) for the period ended March 31, 2020 and notes contained within which was filed with the SEC on or about January 10, 2024.

NOTE 2-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the nine-month period ended December 31, 2020 of $79,807 and as of December 31, 2020 had an accumulated deficit of $811,884. The Company as of December 31, 2020 had a negative working capital of $1,066,756. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the three-month and nine-month periods ended December 31, 2020 and 2019 we recognized $0 and $0, and $0 and $330 in amortization expense, respectively. We amortized these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. The intangible assets are fully amortized as of December 31, 2019.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the nine-month period ended December 31, the Company capitalized design costs of $76,573. The balances at December 31, 2020 and March 31, 2020 for the Company’s Proto-Pod Capitalized Costs were $226,813 and $150,240, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the nine-month period ended December 31, 2020, the Company capitalized internal use software costs of $20,400. The balances at December 31, 2020 and March 31, 2020 for Company’s Internal Use Software were $68,800 and $48,400, respectively.

Subsequent to period end (see Note 9-Subsequent Events) management of the Company determined through a thorough analysis and review that certain of its long-lived assets was impaired. It was determined that certain events or changes in circumstances surrounding the Company’s the Proto-Pod direction and that its carrying value may not be recoverable. The Company dismantled the Proto-Pod and all of its components in in December 2022, and placed the components in storage to be used for other projects or variations to the Proto-Pod. Management impaired the total value of its Proto-Pod Capitalized Costs as of December 31, 2022, the period which it knew that its long-lived asset was irrecoverable. Total impairment was estimated to be approximately $260,000.

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000 for three-month periods ended December 31, 2020 and 2019, and $45,000 and $45,000 for nine-month periods ended December 31, 2020 and 2019, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $236,500 and $191,500 is due and payable as of December 31, 2020 and March 31, 2020, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of December 31, 2020 and March 31, 2020 was $58,822 and $56,921 respectively. During the year ended March 31, 2020 the Company borrowed money from an investor who became a shareholder of the Company through its direct public offering. This amount was negligible and amounted to $25 as of December 31, 2020 and March 31, 2020 owing to this shareholder. As of December 31, 2020 total related party promissory notes was $58,847 which contains Mr. Dolan’s related party note balance of $58,822 and $25 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

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

We had accounts payable balances due and owing to two vendors that became related parties during the year ended March 31, 2019 due to their ownership in the Company. The two related parties, were W270 Systems, SA, a Costa Rican corporation, and DLE Consulting a business domiciled here in the US, and their respective principals, Mr. Fry and Mr. Dave Estus, who each executed subscription agreements with the Company through its registered public offering and invested in the Company’s common stock. Messrs. Fry and Estus each received 250,000 shares of common stock of the Company, representing 1.43% ownership (less than 5% ownership) in the Company or as a group a total of 2.86%. The related party accounts payable balance for the two vendors (one vendor after August 31, 2020) totaled $266,000 at December 31, 2020 and $477,000 at March 31, 2020 (see as described below DLE Consulting and Mr. Estus ceased to be related parties as of August 31, 2020 and represents a sizeable portion of the decrease in the related party accounts payable balance as of September 30, 2020). For the nine-month period ended December 31, 2020 the related party accounts payable balances increased by $73,200 and decreased by $254,600 representing DLE Consulting accounts payable balance recharacterized as a non-related party accounts payable balance.

Capitalized Internal use – Software increased during the nine-month period ended December 31, 2020 by $20,400. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the three-month and nine-month period ended December 31, 2020 this amounted to $5,200 and $20,400, respectively. For the nine-month period ended December 31, 2020 we capitalized internal use software of $20,400 and expensed $20,400 in software development expenses.

Capitalized costs – prototype increased during the nine-month period ended December 31, 2020 by $76,573. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $76,573 in costs capitalized, $71,200 was incurred with respect to the DLE vendor, and $5,373 in costs that our CEO and President, Mr. Dolan had incurred during the three-month period. The related party vendor and non-related party vendor have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

As described in Note 5-Notes Payable and Investor Stock Payable DLE Consulting and Mr. Estus ceased to be related parties due to Mr. Estus ownership in 250,000 shares of common stock of the Company. Mr. Estus is owed a note payable bearing no interest under the agreement that he entered into with the Company to purchase his common stock. The Company owes Mr. Estus approximately $2,500 and intends on making payment as reasonably possible. The Company has reduced its Related Party Accounts Payable by $254,600 and increased its Accounts Payable and Accrued Other by $254,600. This was a non-cash transaction for financial statement purposes and only represents the recharacterization of accounts payable from related party to non-related party. In our Statement of Cash Flows, we have recharacterized the capitalized costs from related party to non-related party as of August 31, 2020 for the nine-month period ended September 30, 2020. DLE Consulting billed for approximately $38,400 in consulting services after August 31, 2020 that were capitalized as Proto-Pod Capitalized Costs.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These two (2) notes payable were made in the ordinary course of business. As of December 31, 2020 and March 31, 2020 the Company had $102,200 and $102,200 in outstanding notes payable, respectively.

The Company, during the nine-month period ended December 31, 2020 neither borrowed nor repaid any notes payable balances during the period.

Investor Stock Payable

During the nine-month period ended December 31, 2020, the Company in connection with its failure to list on the available exchanges to it made an offer to several of its shareholders to repurchase their shares at the same price that they had originally invested in the Company. The Company during the month of June 2020 received executed agreements from 42 investors to purchase their shares for a total of $1,750 enabling the Company to retire 175,000 shares of its common stock. The Company during the month of July 2020 received executed agreements from 2 investors to purchase their shares for a total of $8,750 enabling the Company to retire 875,000 shares of its common stock. The Company during the month of August 2020 received an executed agreement from 1 investor to purchase their shares for a total of $2,500 enabling the Company to retire 250,000 shares of its common stock.

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

The Company as of December 31, 2020 recorded a payable in the amount of $13,000 due to these former shareholders.

NOTE 6-INCOME TAXES

At December 31, 2020, the Company had a net operating loss carryforward of $811,884, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Deferred tax asset:
Net operating loss carryforward	$170,495	$153,736
Total deferred tax asset	170,495	153,736
Less: Valuation allowance	(170,495)	(153,736)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of December 31, 2020 and March 31, 2020 was $170,495 and $153,736, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and nine-month periods ended December 31, 2020 and December 31, 2019:

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

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 was credited towards additional paid in capital. At December 31, 2020 we had no deferred offering costs outstanding.

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

Repurchase of common stock. During June 2020, the Company in connection with its failure to list on the exchange available to it at time made an offer to several of its shareholders to repurchase their shares for the same price that they paid for their shares. The Company during the nine-month period ended December 31, 2020 received executed agreements from 45 of the investors to purchase their shares for a total of $13,000 enabling the Company to immediately retire 1,300,000 shares of its common stock.

At December 31, 2020 and March 31, 2020, there were 16,200,000 and 17,500,000 shares of common stock issued and outstanding, respectively. No additional shares have been issued.

NOTE 8-RESTATEMENT

The following are previously recorded and restated balances as of December 31, 2019

GPODS, INC.

RESTATED CONDENSED BALANCE SHEET

AS OF DECEMBER 31, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,500	$-	$93,500
Prepaid expense	13,894	-	13,894
Total Current Assets	107,394	-	107,394

Intangible asset, net	-	-	-

Proto-Pod capitalized costs, net	118,088	-	118,088

Internal use software, net	34,800	-	34,800
Total Other Assets	152,888	-	152,888

TOTAL ASSETS	$260,282	$-	$260,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$549,074	$(392,600)	$156,474
Accrued expense	171,600	(171,600)	-
Related party accounts payable	-	394,200	394,200
Related party accrued compensation expense	-	176,500	176,500
Related party loans and notes payable	50,694	-	50,694
Notes payable	100,000	-	100,000
TOTAL LIABILITIES	871,368	6,500	877,868

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 17,500,000 issued and outstanding at December 31, 2019	17,500	-	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Additional paid in capital	36,241	-	36,241
Accumulated deficit	(664,827)	(6,500)	(671,327)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(567,961)	(6,500)	(617,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$260,282	$-	$260,282

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)
For the three months ended December 31, 2019
Expenses:
Officer compensation and wage expense – related party	$15,000	$-	$15,000
Consulting expense	14,750	-	14,750
Prototype costs and consulting expense – related party	-	-	-
Software development expense – related party	10,000	-	10,000
Amortization and depreciation expense	-	-	-
Administrative expense and other	3,375	-	3,375
Total expenses	43,125	-	43,125

Loss before income tax	(43,125)	-	(43,125)
Provision for income tax	-	-	-
Net loss	$(43,125)	$-	$(43,125)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	17,500,000	17,500,000	17,500,000

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

For the nine months ended December 31, 2019
Officer compensation and wage expense – related party	$45,000	$-	$45,000
Consulting expense	52,000	-	52,000
Prototype costs and consulting expense – related party	-	-	-
Software development expense – related party	34,800	-	34,800
Amortization and depreciation expense	330	-	330
Administrative expense and other	13,599	-	13,599
Total expenses	145,729	-	145,729

Loss before income tax	(145,729)	-	(145,729)
Provision for income tax	800	-	800
Net loss	$(146,529)	$-	$(146,529)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	17,500,000	17,500,000	17,500,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2019

	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(146,529)	$-	$(146,529)
Amortization	330	-	330

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	1,097	-	1,097
Change in deferred offering costs	-	-	-
Change in accounts payable and accrued expense - other	86,800	(34,000)	52,800
Change in accrued expense	45,800	(45,800)	-
Change in accounts payable – related party	-	34,800	34,800
Change in accrued expense – related party	-	45,000	45,000
Net Cash (Used in) Operating Activities	(12,502)	-	(12,502)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-	-
Capitalized proto-pod costs – related party	(16,649)	-	(16,649)
Net Cash (Used in) Investing Activities	(16,649)	-	(16,649)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	50,000	-	50,000
Loan payments	(9,000)	-	(9,000)
Loan payments – related party	-	-	-
Loan proceeds – related party	16,655	-	16,655
Net Cash Provided by Financing Activities	57,655	-	57,655

CHANGE IN CASH	28,504	-	28,504

CASH AT BEGINNING OF PERIOD	64,996	-	64,996

CASH AT END OF PERIOD	$93,500	$-	$93,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$67,400	$-	$67,400
Capitalized services - Internal use software – related party	$34,800	$-	$34,800

SEE NOTES TO FINANCIAL STATEMENTS

NOTE 9-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2020 through January 13, 2024, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

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

As of December 31, 2020, we had limited assets which consisted of; cash and cash equivalents of $58, prepaid expense of $5,455, software development costs of $68,800 and tangible assets directly related to our prototype of $226,813. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Results of Operations for the three-month period ended December 31, 2020 compared to the three-month period ended December 31, 2019

	For the three-month period ended December 31, 2020	For the three-month period ended December 31, 2019
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	-	14,750
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	5,200	10,000
Amortization and depreciation expense	-	-
Administration expense and other	39	3,375
(Loss) before provision for income tax	(20,239)	(43,125)
Provision for income tax	-	-
Net loss	$(20,239)	$(43,125)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	17,500,000

Expenses

Expenses for the three-month period ended December 31, 2020 compared to the three-month period ended December 31, 2019 were $20,239 and $43,125, respectively. Expenses decreased comparative period over comparative period by $22,886 or a decrease of 53.1%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of December 31, 2020, as well as significant cost cutting measures put in place because of COVID-19. Officer’s compensation - related party was $15,000 for the three-month period ended December 31, 2020 compared to $15,000 for the three-month period ended December 31, 2019. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month. Consulting expenses were $0 for the three-month period ended December 31, 2020 compared to $14,750 for the three-month period ended December 31, 2019. Consulting expenses decreased comparative period over comparative period by $14,750 or a decrease of 100.0%. The primary reason for this is we were able to control or significantly limit our use of outside professionals to assist us with operational and other business type consulting services.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $5,200 for the three-month period ended December 31, 2020 compared to $10,000 for the three-month period ended December 31, 2019. Software development and consulting expense – related party decreased comparative period over comparative period by $4,800 or a decrease of 48.0%. The primary reason is we were able to significantly reduce our costs due to decreased operations, which included software development. Administrative costs and other expense were $39 for the three-month period ended December 31, 2020 compared to $3,375 for the three-month period ended December 31, 2019. Administrative costs and other expense decreased comparative period over comparative period by $3,336 or a decrease of 98.8%. The primary reason is we were able to significantly reduce our costs due to decreased operations and COVID-19. Amortization and depreciation expense was $0 for the three-month period ended December 31, 2020 compared to $0 for the three-month period ended December 31, 2019. We amortized and depreciated our intangible assets over a twenty-four (24) month period. Intangible assets were completely amortized by June 30, 2019.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended December 31, 2020 compared to the three-month period ended December 31, 2019 was $20,239 and $43,125, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,200,000 for the three-month period ended December 31, 2020 compared to 17,500,000 for the three-month period ended December 31, 2019. Basic and diluted loss per share for the three-month period ended December 31, 2020 compared to the three-month period ended December 31, 2019 was $0.00 and $0.00, respectively.

Results of Operations for the nine-month period ended December 31, 2020 compared to the nine-month period ended December 31, 2019

	For the nine-month period ended December 31, 2020	For the nine-month period ended December 31, 2019
Expenses:
Officer compensation and wage expense – related party	$45,000	$45,000
Consulting expense	13,500	52,000
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	20,400	34,800
Amortization and depreciation expense	-	330
Administration expense and other	107	13,599
(Loss) before provision for income tax	(79,007)	(145,729)
Provision for income tax	800	800
Net loss	$(79,807)	$(146,529)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,780,000	17,500,000

Expenses

Expenses for the nine-month period ended December 31, 2020 compared to the nine-month period ended December 31, 2019 were $79,007 and $145,729, respectively. Expenses decreased comparative period over comparative period by $66,722 or a decrease of 45.8%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of December 31, 2020, as well as significant cost cutting measures put in place because of COVID-19. Officer’s compensation - related party was $45,000 for the nine-month period ended December 31, 2020 compared to $45,000 for the nine-month period ended December 31, 2019. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month. Consulting expense were $13,500 for the nine-month period ended December 31, 2020 compared to $52,000 for the nine-month period ended December 31, 2019. Consulting expenses decreased comparative period over comparative period by $38,500 or a decrease of 74.0%. The primary reason for this is we were able to control or significantly limit our use of outside professionals to assist us with operational and other business type consulting services.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $20,400 for the nine-month period ended December 31, 2020 compared to $34,800 for the nine-month period ended December 31, 2019. Software development and consulting expense – related party decreased comparative period over comparative period by $14,400 or a decrease of 41.4%. The primary reason is we were able to significantly reduce our costs due to decreased operations, which included software development. Administrative costs and other expense were $107 for the nine-month period ended December 31, 2020 compared to $13,599 for the nine-month period ended December 31, 2019. Administrative costs and other expense decreased comparative period over comparative period by $13,492 or a decrease of 99.2%. The primary reason is we were able to significantly reduce our costs due to decreased operations. Amortization and depreciation expense was $0 for the nine-month period ended December 31, 2020 compared to $330 for the nine-month period ended December 31, 2019. We amortized and depreciated our intangible assets over a twenty-four (24) month period. Intangible assets were completely amortized by June 30, 2019.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine-month period ended December 31, 2020 compared to the nine-month period ended December 31, 2019 was $79,007 and $145,729, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,780,000 for the nine-month period ended December 31, 2020 compared to 17,500,000 for the nine-month period ended December 31, 2019. Basic and diluted loss per share for the nine-month period ended December 31, 2020 compared to the nine-month period ended December 31, 2019 was $0.00 and $0.01, respectively.

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

As of December 31, 2020, we owed approximately $900,000 (of which a substantial portion is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of December 31, 2020. As of December 31, 2020, we owed approximately $62,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of December 31, 2020, we owed approximately $102,000 from a non-affiliated party. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. We repaid several loans prior to our direct public offering being completed. These funds came from other non-affiliated parties. Our cash position was approximately $100 at the period ending December 31, 2020 as we recently moved bank accounts. During the nine-month period ending December 31, 2020 we established a new bank account for our operations at another national financial institution.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $301,126 and $204,160 as of December 31, 2020 and March 31, 2020, respectively. We had a negative working capital balance of $1,066,756 and $876,976 as of December 31, 2020 and March 31, 2020, respectively. We had a stockholders’ deficit of $771,143 and $678,336 at December 31, 2020 and March 31, 2020, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2020 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through December 31, 2020 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

A small number of shares were sold by the Company (7,500,000) to 61 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost. Recently a number of our investor’s shares were reacquired by the Company through an arms-length transaction at $0.01 per share. A total of 45 investors accepted the offer by the Company to acquire their 1,300,000 shares of common stock. The Company will have paid for these shares through the remittance of funds to each shareholder as those funds are available. A shareholder payable of $13,000 was recorded on the books as of December 31, 2020. As of January 4, 2024 approximately 43 of the 45 investors have received payment from the Company. The two remaining investors have agreed to wait until sufficient funds are available.

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

None for the period ending December 31, 2020

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

GPods, Inc. includes by reference the following exhibits:

ITEM 6 - EXHIBITS

3.1	Articles of Incorporation *
3.2	By-Laws *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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

