Form 10-K
period 2021-03-31
GPODS, INC.
filed 2024-01-23
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Annual period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of January 23, 2024 was 16,270,500 shares.

Documents incorporated by reference: None

GPODS, INC.

Part I

GPODS, INC. has not filed the following periodic reports: Form 10-K for the period ended March 31, 2021, Form 10-Q for the period ended June 30, 2021, Form 10-Q for the period ended September 30, 2021, Form 10-Q for the period ended December 31, 2021, Form 10-K for the period ended March 31, 2022, Form 10-Q for the period ended June 30, 2022, and Form 10-Q for the period ended September 30, 2022, Form 10-Q for the period ended December 31, 2022, Form 10-K for the period March 31, 2023, Form 10-Q for the period ended June 30, 2023, and Form 10-Q for the period ended September 30, 2023.

GPODS, INC. experienced significant financial hardship due to COVID-19 and was unable to secure financing to move forward with its public reporting responsibilities as well as its operations. GPODS, INC.’s management cut certain expenditures (which included our ability to file our financial reports) and shuttered most of its business operations in April 2020. GPODS, INC. in the next few months of 2024 is expected to receive financing from several of its shareholders in the form of loans. GPODS, INC.’s management prepared a comprehensive business plan for recovery as well as a path for regaining compliance in its public reporting requirements. GPODS, INC. solicited several competing bids on its audit and review process necessary for its missing periodic reports.

GPODS, INC. upon completion of its auditor’s attestation work for the years ending March 31, 2022 and 2023 will have prepared all of the delinquent Form 10-K’s including audited historical financial statements and all of the delinquent Form 10-Q’s including reviewed interim historical financial statements for each of periodic reports that were not filed timely. Management’s Discussion and Analysis of Financial Condition and Results of Operations will include all of the annual and quarterly financial information that is required to be presented in these filings for each of the missing periodic reports. All material information and required disclosure that would have been available and disclosed in the GPODS, INC.’s delinquent periodic reports shall be included as if they had been timely.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of January 23, 2024, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2021, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

As of March 31, 2021, we had limited assets which consisted of; cash and cash equivalents of $1,814, prepaid expense of $5,455, software development costs of $72,400 and tangible assets directly related to our prototype of $234,013. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of January 23, 2024, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2021 (dependent on our financing and available working capital), Mr. Dolan devoted at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $313,682 and $204,160 as of March 31, 2021 and March 31, 2020, respectively. We had a negative working capital balance of $1,096,885 and $876,976 as of March 31, 2021 and March 31, 2020, respectively. We had a stockholders’ deficit of $790,472 and $678,336 at March 31, 2021 and March 31, 2020, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2021 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through March 31, 2021 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

The maximum aggregate proceeds of the direct public offering ($75,000) were more than the costs to complete the direct public offering ($35,000). We initially estimated the offering costs; actual costs could have significantly higher through delays and other conditions that were out of our control. Despite the successful completion of the direct public offering and cost controls put in place we received little financial benefit from the completion of the direct public offering.

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

Shareholders of Record

As of January 23, 2024, an aggregate of 16,270,500 shares of our common stock were issued and outstanding and owned by 30 shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward-looking statement. We undertake no obligation to update publicly any forward-looking statements.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through January 23, 2024 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low-cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our completed direct public offering.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. As of the date of this Report we have received approximately $67,000 in loans from our majority shareholder, as well as interest free loans from business associates of our founder in the amount of $137,500. We expect these amounts will increase substantially over the next few months as the next phase of operations is rolled out.

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

Results of Operations for the twelve-month period ended March 31, 2021 compared to the twelve-month period ended March 31, 2020

	For the year ended March 31, 2021	For the year ended March 31, 2020
Expenses:
Officer compensation and wage expense – related party	$60,000	$60,000
Consulting expense	13,500	67,500
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	24,000	48,400
Amortization and depreciation expense	-	330
Administration expense and other	836	30,249
(Loss) before provision for income tax	(98,336)	(206,479)
Provision for income tax	800	800
Net loss	$(99,136)	$(207,279)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,637,000	17,500,000

Expenses

Expenses for the twelve-month period ended March 31, 2021 compared to the twelve-month period ended March 31, 2020 were $98,336 and $206,479, respectively. Expenses decreased year over year by $108,143 or a decrease of 52.4%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of March 31, 2021 and March 30, 2020. Officer’s compensation - related party was $60,000 for the twelve-month period ended March 31, 2021 compared to $60,000 for the twelve-month period ended March 31, 2020. Officer compensation expense – related party remained static year over year. The Company is currently in discussions with Mr. Dolan, its CEO to either convert most of the amounts owed to him into equity of the Company or forgive most if not all of the accrued related party compensation owed to him over the next twelve months. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. This formal employment agreement was administratively terminated on February 29, 2019. Consulting expenses were $13,500 for the twelve-month period ended March 31, 2021 compared to $67,500 for the twelve-month period ended March 31, 2020. Consulting expense decreased year over year by $54,000 or a decrease of 80.0%. The primary reason for this is we were able to control or drastically limit our use of an outside professional to assist us with operational and other business type consulting services.

Prototype costs and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $0 for the twelve-month period ended March 31, 2021 compared to $0 for the twelve-month period ended March 31, 2020. Prototype costs and consulting expense – related party remained static year over year. The primary reason for this is we were able to capitalize all costs associated with our prototype work performed by the consultant, which has been included on our balance sheet as of March 31, 2021 and March 31, 2020. Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $24,000 for the twelve-month period ended March 31, 2021 compared to $48,400 for the twelve-month period ended March 31, 2020. Software development and consulting expense – related party decreased year over year by $24,400 or a decrease of 50.4%. The primary reason for this is we were able to capitalize more costs associated with our internally developed software, which has been included on our balance sheet as of March 31, 2021. The remaining costs or services are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes are paid for by Mr. Dolan, himself personally.

Administrative costs and other expense were $836 for the twelve-month period ended March 31, 2021 compared to $30,249 for the twelve-month period ended March 31, 2020. Administrative costs and other expense decreased year over year by $29,413 or an increase of 97.24%. The primary reason for this is we were effectively shuttered during the fiscal year ending March 31, 2021 due to the COVID-19 restrictions and limitations as well as the lack of financing. Amortization and depreciation expense was $0 for the twelve-month period ended March 31, 2021 compared to $330 for the twelve-month period ended March 31, 2020. We amortize and depreciate our intangible assets over a twenty-four (24) month period. Intangible assets were completely amortized for the twelve-month period ended March 31, 2020.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve-month period ended March 31, 2021 compared to the twelve-month period ended March 31, 2020 was $98,336 and $206,479, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,637,000 for the twelve-month period ended March 31, 2021 compared to 17,500,000 for the twelve-month period ended March 31, 2020. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. During the twelve-month period ended March 31, 2021 the Company purchased or acquired 1,300,000 shares of its common stock from 45 investors. The Company established notes payable totaling $13,000 due and owing to these investors. Basic and diluted loss per share for the twelve-month period ended March 31, 2021 compared to the twelve-month period ended March 31, 2020 was $0.01 and $0.01, respectively.

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

We embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a publicly traded entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 (as we are not subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act). This exemption is only available to us under the JOBS Act or until we have been public for more than five years. These obligations we believe reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase the ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us (i.e. issuance of restricted shares of our common stock), although there can be no assurances that we will be successful in any of those efforts. We will reduce compensation paid to management (if and when we do compensate management) if there is insufficient cash generated from operations to satisfy these costs.

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

As of March 31, 2021, we owed approximately $1,000,000 (of which a sizeable amount is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of March 31, 2021. As of March 31, 2021, we owed approximately $62,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of March 31, 2021, we owed approximately $105,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. We repaid several loans prior to our direct public offering being completed. These funds came from other non-affiliated parties. Our cash position was approximately $1,800 at March 31, 2021.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2021 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In February 2016, the Financial Accounting Staff Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842) to revise lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset, whereas these leases currently have an off-balance sheet classification. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company adopted this standard during the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance that requires an employer to present the service cost component separate from the other components of net periodic benefit cost. The update requires that employers present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered by participating employees during the period. The other components of the net periodic benefit cost are required to be presented separately from the line item that includes service cost and outside of the subtotal of income from operations. If a separate line item is not used, the line item used in the income statement must be disclosed. In addition, only the service cost component is eligible for capitalization in assets. This ASU was applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. This standard did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. This ASU may be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. This standard did not have a material impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to improve and simplify hedge accounting and improve the disclosures of hedging arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. This standard did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. In addition, under the ASU 2018-02, the Company may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2018-02 is effective for the Company beginning April 1, 2019. Early adoption is permitted. This standard did not have a material impact on the Company’s financial statements.

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

MARCH 31, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

Report of Independent Registered Public Accounting Firm

To the Shareholders & Board of Directors

GPods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPods, Inc. as of March 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

January 19, 2024

GPODS, INC.

BALANCE SHEETS

	March 31, 2021	March 31, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,814	$-
Prepaid expense	5,455	5,520
Total Current Assets	7,269	5,520

Intangible asset, net	-	-

OTHER ASSETS:
Proto-Pod capitalized costs	234,013	150,240
Internal use software	72,400	48,400
Total Other Assets	306,413	198,640

TOTAL ASSETS	$313,682	$204,160

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$399,350	$84,850
Related party accounts payable (see Note 4)	273,200	447,000
Related party accrued compensation expense (see Note 4)	251,500	191,500
Related party loans and notes payable (see Note 4)	62,419	56,946
Notes payable	104,685	102,200
Investor stock payable	13,000	-
TOTAL LIABILITIES	1,104,154	882,496

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,200,000 and 17,500,000 issued and outstanding at March 31, 2021 and March 31, 2020, respectively	16,200	17,500
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	24,541	36,241
Accumulated deficit	(831,213)	(732,077)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(790,472)	(678,336)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$313,682	$204,160

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2021	For the year ended March 31, 2020

Expenses:
Officer compensation and wage expense – related party	$60,000	$60,000
Consulting expense	13,500	67,500
Prototype costs and consulting expense – related party	-	-
Software development expense – related party	24,000	48,400
Amortization and depreciation expense	-	330
Administrative expense and other	836	30,249
Total expenses	98,336	206,479

Loss before income tax	(98,336)	(206,479)
Provision for income tax	800	800
Net loss	$(99,136)	$(207,279)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,637,000	17,500,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2019 (Restated)	17,500,000	$17,500	$36,241	$(524,798)	$(678,336)

Net loss – for the twelve months ended March 31, 2020	-	-	-	(207,279)	(207,279)

Balance – March 31, 2020	17,500,000	17,500	36,241	(732,077)	(678,336)

Repurchase of shares to treasury	(1,300,000)	(1,300)	(11,700)	-	(13,000)

Net loss – for the twelve months ended March 31, 2021	-	-	-	(99,136)	(99,136)

Balance – March 31, 2021	16,200,000	$16,200	$24,541	$(831,213)	$(790,472)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2021	For the year ended March 31, 2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(99,136)	$(207,279)
Amortization	-	330
Treasury shares acquired with notes payable	(13,000)	-

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	65	9,472
Change in accounts payable and accrued expense - other	14,400	(18,825)
Change in accounts payable – related party	24,000	48,400
Change in accrued expense – related party	60,000	60,000
Change in investor payable	13,000	-
Net Cash (Used in) Operating Activities	(671)	(107,902)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-
Capitalized proto-pod costs – related party	(5,473)	(23,201)
Net Cash (Used in) Investing Activities	(5,473)	(23,201)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	2,485	143,200
Loan payments	-	(100,000)
Loan payments – related party	-	-
Loan proceeds – related party	5,473	22,907
Net Cash Provided by Financing Activities	7,958	66,107

CHANGE IN CASH	1,814	(64,996)

CASH AT BEGINNING OF PERIOD	-	64,996

CASH AT END OF PERIOD	$1,814	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$32,800	$93,000
Capitalized services - Proto-pod costs – non-related party	$45,500	$-
Capitalized services - Internal use software – related party	$24,000	$48,400

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the year ended March 31, 2021 or March 31, 2020.

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

MARCH 31, 2021

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

MARCH 31, 2021

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the twelve-month period ended March 31, 2021 of $99,136 and as of March 31, 2021 had an accumulated deficit of $831,213. The Company as of March 31, 2021 had a negative working capital of $1,096,885. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

MARCH 31, 2021

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

For the twelve months ended March 31, 2021 and 2020 we recognized $0 and $330 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. Intangible assets were fully amortized as of June 30, 2019.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2021 and March 31, 2020, the Company capitalized design costs of $83,773 and $116,201, respectively. The balances at March 31, 2021 and March 31, 2020 for the Company’s Proto-Pod Capitalized Costs were $234,013 and $150,240, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2021 and March 31, 2020, the Company capitalized internal use software costs of $24,000 and $48,400, respectively. The balances at March 31, 2021 and March 31, 2020 for Company’s Internal Use Software were $72,400 and $48,400, respectively.

Subsequent to year end (see Note 8-Subsequent Events) management of the Company determined through a thorough analysis and review that certain of its long-lived assets was impaired. It was determined that certain events or changes in circumstances surrounding the Company’s the Proto-Pod direction and that its carrying value may not be recoverable. The Company dismantled the Proto-Pod and all of its components in December 2022, and placed the components in storage to be used for other projects or variations to the Proto-Pod. Management impaired the total value of its Proto-Pod Capitalized Costs as of September 30, 2022, the period which it knew that its long-lived asset was irrecoverable. Total impairment was estimated to be approximately $260,000.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $60,000 and $60,000 for twelve-month periods ended March 31, 2021 and 2020, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $251,500 and $191,500 is due and payable as of March 31, 2021 and March 31, 2020, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of March 31, 2021 and 2020 was $62,394 and $56,290 respectively. During the year ended March 31, 2021 the Company borrowed money from an investor who became a shareholder in the Company through its direct public offering. This amount was negligible and amounted to $25 as of March 31, 2021 owing to this shareholder. As of March 31, 2021 total related party promissory notes was $62,419 which contains Mr. Dolans related party note balance of $62,394 and $25 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

The Company and its board of directors are in discussion to obtain settlement of the related party notes payable and accrued compensation due to related party at the same offering price and terms that the Company is currently seeking with its most recent capital raise (see Note 8-Subsequent Events). No definitive agreement has been entered into as of the date of this report.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

We had accounts due and owing to two vendors that became related parties during the year ended March 31, 2019 due to their ownership in the Company. The two related parties, were W270 Systems, SA, a Costa Rican corporation, and DLE Consulting a business domiciled here in the US, and their respective principals, Mr. Fry and Mr. Dave Estus, each executed subscription agreements with the Company and its registered public offering and invested in the Company’s common stock. Messrs. Fry and Estus each received 250,000 shares of common stock of the Company, representing 1.43% ownership (less than 5% ownership) in the Company or as a group a total of 2.86%. The related party accounts payable balance for the two vendors (one vendor after August 31, 2020) totaled $273,200 at March 31, 2021 and $447,000 in total at March 31, 2020 (see as described below DLE Consulting and Mr. Estus ceased to be related parties as of August 31, 2020 and represented a sizeable portion of the overall decrease in the related party accounts payable balance as of March 31, 2021). For the years ended March 31, 2021 and 2020 the related party accounts payable balances decreased by $173,800 and increased by $189,900, respectively.

Capitalized Internal use – Software increased during the year ended March 31, 2021 by $24,000. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the year ended March 31, 2021 this amounted to $24,000. For the year ended March 31, 2020 we capitalized internal use –software costs of $48,400 and expensed $48,400 in software development expenses.

Capitalized costs – prototype increased during the year ended March 31, 2021 by $83,733. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $83,773 in costs capitalized, $78,300 was incurred with respect to the DLE vendor, and $5,473 in costs that our CEO and President, Mr. Dolan had incurred during the year. For the year ended March 31, 2020 we capitalized prototype products costs incurred with respect to the DLE vendor of $93,000 in billings that year.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

As described in Note 5-Notes Payable and Investor Stock Payable DLE Consulting and Mr. Estus ceased to be related parties due to Mr. Estus’s former ownership in 250,000 shares of common stock of the Company. Mr. Estus is owed a note payable bearing no interest under the agreement that he entered into with the Company to purchase his common stock. The Company owes Mr. Estus approximately $2,500 and intends on making payment as reasonably possible. The Company reduced Related Party Accounts Payable by $254,600 and increased Accounts Payable and Accrued Other by $254,600. This was a non-cash transaction for financial statement purposes and represents the recharacterization of accounts payable from related party to non-related party. In our Statement of Cash Flows, we have recharacterized the capitalized costs from related party to non-related party as of August 31, 2020 for the twelve-month period ended March 31, 2021.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

Unsecured notes payable bear interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of March 31, 2021 and March 31, 2020 the Company had $104,685 and $102,200 in outstanding notes payable, respectively.

The Company, during the twelve-month period ended March 31, 2020, repaid one unsecured note payable in the amount of $100,000 and received amounts from two others in unsecured notes payable in the amount of $102,200. The Company, during the twelve-month period ended March 31, 2021, received proceeds of $2,485 from one of the notes payable holders. No payments were made during the twelve-month period ended March 31, 2021. The Company does not intend on repaying the remaining promissory notes payable in the near future and may seek to convert these notes payable into common stock of the Company.

Investor Stock Payable

During the twelve-month period ended March 31, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to several of its shareholders to repurchase their shares at the same price that they had originally invested in the Company. The Company during the month of June 2020 received executed agreements from 42 investors to purchase their shares for a total of $1,750 enabling the Company to retire 175,000 shares of its common stock. The Company during the month of July 2020 received executed agreements from 2 investors to purchase their shares for a total of $8,750 enabling the Company to retire 875,000 shares of its common stock. The Company during the month of August 2020 received an executed agreement from 1 investor to purchase their shares for a total of $2,500 enabling the Company to retire an additional 250,000 shares of its common stock.

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions above; DLE Consulting and its principal, Mr. Estus were determined to be related parties, requiring the necessary disclosure in our financial statements. Mr. Estus was a shareholder through his direct purchase of common stock until he accepted the Company’s agreement as described above to purchase his shares. Mr. Estus accepted the terms and executed the agreement for purchase of his shares as of August 31, 2020. As of September 1, 2020 Mr. Estus was no longer considered a shareholder or a related party of the Company and is owed approximately $2,500 for his 250,000 shares of common stock of the Company.

The Company as of March 31, 2021 recorded a payable in the amount of $13,000 due to these former shareholders.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 6-INCOME TAXES

At March 31, 2021, the Company had a net operating loss carryforward of $831,213, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for March 31, 2021 and 2020:

Deferred tax asset:	March 31, 2021	March 31, 2020

Net operating loss carryforward	$174,555	$153,736
Total deferred tax asset	174,555	153,736
Less: Valuation allowance	(174,555)	(153,736)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of March 31, 2021 and March 31, 2020 was $174,555 and $153,736, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the twelve months ending March 31, 2021 and March 31, 2020:

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

MARCH 31, 2021

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

Deferred offering costs consisted primarily of accounting fees, legal fees and other fees incurred through the balance sheet date that are directly related to the direct public offering. Deferred offering costs were offset against the net proceeds of our direct public offering upon its completion. On November 13, 2018 deferred offering costs of $35,259 was credited towards additional paid in capital. At March 31, 2021 and 2020 we had no deferred offering costs outstanding.

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

Repurchase of common stock. During the month of June 2020, the Company in connection with its failure to list on the exchange available to it at time made an offer to several of its shareholders to purchase their shares for the same price that they paid for their shares. The Company during the twelve-month period ended March 31, 2021 received executed agreements from 45 of the investors to purchase their shares for a total of $13,000 enabling the Company to immediately retire 1,300,000 shares of its common stock.

At March 31, 2021 and March 31, 2020, there were 16,200,000 and 17,500,000 shares of common stock issued and outstanding, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2021 through the date the financial statements were issued, January 19, 2024. The Company determined that it had the following reportable events.

●	During the month of September 2022, the Company began an exempt private placement offering of its common stock at a price of $0.10 per share. The Company secured investment from 5 shareholders for a total investment of $4,800. The capital raise is for a total of $750,000, which may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due from loans and accrued expense. The Company issued 48,000 shares of its common stock.

●	During the month of December 2022, the Company secured investment from 3 shareholders for a total investment of $2,250. The Company issued 22,500 shares of its common stock.

●	The Company during its delinquency period was informed by its prior independent accounting firm that it could not continue on as their registered independent accounting firm, as well as its formal legal counsel had terminated its relationship with the Company. The Company had prepaid or had deposit amounts with both professional organizations and wrote off the amounts when informed about the impending departures. The Company wrote off approximately $5,000 in prepaids during September 2021.

●	During the months of November and December 2022 the Company borrowed an additional $18,000 in funds from two notes payable holders. One of the notes payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. The other notes payable is with a related party and bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

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

●	During the months of December 2023 and January 2024 the Company borrowed an additional $22,500 in funds from one of its notes payable holders. The holders note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and key management personnel as of January 23, 2024. Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors and are elected or appointed to serve until the next board of directors meeting which may follow the annual meeting of stockholders. Provided is a brief description of the business experience of each director and executive officer and key management personnel during the past five years and indication of directorships held by (if any) of each director in other companies subject to the reporting requirements under the Federal Securities Acts.

Name	Age	Position
Robert L. Dolan	40	Chairman, CEO (Principal Executive Officer) CFO (Principal Financial and Accounting Officer)

Robert L. Dolan, Chairman, CEO, CFO

Mr. Dolan is currently the Company’s sole officer and director in the respective capacities of CEO, CFO and Chairman of the Company’s board of directors. He has held these positions since March 27, 2017. He is responsible for all duties required of a corporate officer and the development of the business. From May 2005 through the present, Mr. Dolan has served as a principal with a commercial organic farm located in Southern California, Fortuna Farms. He was instrumental in starting Fortuna Farms with an extensive background in indoor organic growing melding with traditional farming. Mr. Dolan regularly attends trade shows, subscribes to industry publications, and visits local farmers and growers to stay abreast of the newest technologies and the most advanced methods used in the industry. Farming is not a job for him, it’s a part of his identity, inheritance, and legacy continuously growing his base of knowledge. Mr. Dolan holds an Associate Degree in Horticulture with an emphasis in hydroponic automation received from California State University, San Marcos. Mr. Dolan has earned a number of industry awards for his unique designs as well as local recognition for his concepts in hydroponic automation, use and sustainability.

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

All directors will be reimbursed by GPods for any expenses incurred in attending directors’ meetings provided that GPods has the resources to pay these fees. GPods will consider applying for officers and directors’ liability insurance at such time that it has the resources to do so.

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

Director Nominations

As of March 31, 2021, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

4.	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or
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

Executive Compensation

The following table shows, for the twelve months ended March 31, 2021 and 2020, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Dolan CEO, CFO and Director (1) (2)	2021	60,000	(1)	-	-	-	-	-	-	60,000
	2020	60,000		-	-	-	-	-	-	60,000

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended March 31, 2021. The Company had no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended March 31, 2021. The Company had no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2021 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as to key consultants (of which there are none).

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2021.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2021. The Company has no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2021. The Company has no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2021. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 23, 2024 we had 16,270,500 shares of common stock outstanding which are held by 30 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of January 23, 2024; of all directors and executive officers of GPods, Inc.; and of our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Robert Dolan (3)	10,000,000	61.46%
	All Directors and Officers as a group (1 person)	10,000,000	61.46%

(1)	The address for purposes of this table is 1035 East Vista Way, Vista, California 92084.

(2)	Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3)	Upon inception Mr. Dolan received 6,000,000 shares for services and 4,000,000 shares for selling certain intangible and tangible assets to the Company on April 20, 2017, including a comprehensive business and operating plan, grow-pod unit development costs, computing and other equipment which represented the initial basis for our business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such an event, the holders of the remaining shares will not be able to elect any of our directors.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock. There were 16,200,000 shares of our common stock issued and outstanding as of March 31, 2021 held by seventeen shareholders of record:

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2021 in which:

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

We recorded compensation expense of $60,000 to Mr. Dolan for the year ending March 31, 2021. We borrowed approximately $5,500 from Mr. Dolan to pay for costs that were incurred with regards to the development of the Proto-Pod system, which we capitalized those costs for the year ending March 31, 2021. Other related party disclosure within our footnotes to the financial statements are not required here in this section due to the party’s ownership percentages not equaling or exceeding the 5% ownership requirement, at the end of the year or during the year in question. Related party disclosure within our footnotes was at the request and direction of our independent public accounting firm and most parties did not exceed more than 1.5% in equity ownership.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2021 and March 31, 2020 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2021	March 31, 2020
Audit fees (1)	$-	$7,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$-	$7,500

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2021 and March 31, 2020, respectively.

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

Date: January 23, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	January 23, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

