Form 10-Q
period 2021-09-30
GPODS, INC.
filed 2024-01-24
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

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

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021 (unaudited)	March 31, 2021 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,736	$1,814
Prepaid expense	5,455	5,455
Total Current Assets	7,191	7,269

Proto-Pod capitalized costs	246,613	234,013
Internal use software	79,000	72,400
Intangible asset	-	-

TOTAL ASSETS	$332,804	$313,682

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$412,750	$399,350
Related party accounts payable	286,400	273,200
Related party accrued compensation	281,500	251,500
Related party loans and notes payable	62,419	62,419
Notes payable	104,685	104,685
Investor stock payable	13,000	13,000
TOTAL LIABILITIES	1,160,754	1,104,154

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,200,000 and 16,200,000 issued and outstanding at September 30, 2021 and March 31, 2021, respectively	16,200	16,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	24,541	24,541
Accumulated deficit	(868,691)	(831,213)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(827,950)	(790,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$332,804	$313,682

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three-month period ended September 30, 2021 (unaudited)	For the three-month period ended September 30, 2020 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	-	4,000
Prototype costs and consulting expense – related party	-	-
Software development expense – related party	3,000	-
Amortization and depreciation expense	-	-
Administration expense and other	39	3
Loss before income tax	18,039	19,003

Provision for income tax	-	-
Net loss	$(18,039)	$(19,003)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	16,651,000

	For the six-month period ended September 30, 2021 (unaudited)	For the six-month period ended September 30, 2020 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	-	13,500
Prototype costs and consulting expense – related party	-	-
Software development expense – related party	6,600	15,200
Amortization and depreciation expense	-	-
Administration expense and other	78	68
Loss before income tax	36,678	58,768

Provision for income tax	800	800
Net loss	$(37,478)	$(59,568)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	17,072,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2020	17,500,000	$17,500	$36,241	$(732,077)	$(678,336)

Repurchase of common stock	(1,300,000)	(1,300)	(11,700)	-	(13,000)

Net loss – six-month period ended September 30, 2020	-	-	-	(59,568)	(59,568)

Balance – September 30, 2020 (unaudited)	16,200,000	$16,200	$24,541	$(791,645)	$(750,904)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2021	16,200,000	$16,200	$24,541	$(831,213)	$(790,472)

Net loss – six-month period ended September 30, 2021	-	-	-	(37,478)	(37,478)

Balance – September 30, 2021 (unaudited)	16,200,000	$16,200	$24,541	$(868,691)	$(827,950)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the six-month period ended September 30, 2021 (unaudited)	For the six-month period ended September 30, 2020 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(37,478)	$(59,568)
Amortization	-	-
Treasury shares acquired for note payable	-	(13,000)

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	-	65
Change in accounts payable and accrued expense	800	14,300
Change in accounts payable – related party	6,600	15,200
Change in accrued expense – related party	30,000	30,000
Change in investor payable	-	13,000
Net Cash (Used in) Operating Activities	(78)	(3)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs – related party	-	(1,802)
Net Cash (Used in) Investing Activities	-	(1,802)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds - related party	-	1,902
Net Cash Provided by Financing Activities	-	1,902

CHANGE IN CASH	(78)	97

CASH AT BEGINNING OF PERIOD	1,814	-

CASH AT END OF PERIOD	$1,736	$97

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$-	$32,800
Capitalized services - Proto-pod costs – non-related party	$12,600	$-
Capitalized services - Internal use software – related party	$6,600	$15,200

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the three-month and six-month periods ended September 30, 2021 or September 30, 2020.

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

Interim financial statements (September 30, 2021 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three and six months ended September 30, 2021 are not necessarily indicative of the results for the full fiscal year.

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the six-month period ended September 30, 2021 of $37,478 and as of September 30, 2021 had an accumulated deficit of $868,691. The Company as of September 30, 2021 had a negative working capital of $1,153,563. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the three-month and six-month periods ended September 30, 2021 and 2020 we recognized $0 and $0, $0 and $0 in amortization expense, respectively. We amortized these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. Intangible assets were fully amortized as of September 30, 2021 and as of March 31, 2021.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the six-month period ended September 30, 2021, the Company capitalized design costs of $12,600. The balances at September 30, 2021 and March 31, 2021 for the Company’s Proto-Pod Capitalized Costs were $246,613 and $234,013, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the six-month period ended September 30, 2021, the Company capitalized internal use software costs of $6,600. The balances at September 30, 2021 and March 31, 2021 for Company’s Internal Use Software were $79,000 and $72,400, respectively.

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

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000, $30,000 and $30,000 for three-month and six-month periods ended September 30, 2021 and 2020, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $281,500 and $251,500 is due and payable as of September 30, 2021 and March 31, 2021, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of September 30, 2021 and March 31, 2021 was $62,394 and $62,394 respectively. During prior years the Company borrowed money from an investor who became a shareholder of the Company through its direct public offering. This amount was negligible and amounted to $25 as of September 30, 2021 and March 31, 2021 owing to this shareholder. As of September 30, 2021 total related party promissory notes was $62,419 which contains Mr. Dolan’s related party note balance of $62,394 and $25 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

We had accounts due and owing to two vendors that became related parties during the year ended March 31, 2019 due to their ownership in the Company. The two related parties, were W270 Systems, SA, a Costa Rican corporation, and DLE Consulting a business domiciled here in the US, and their respective principals, Mr. Fry and Mr. Dave Estus, each executed subscription agreements with the Company and its registered public offering and invested in the Company’s common stock. Messrs. Fry and Estus each received 250,000 shares of common stock of the Company. The related party accounts payable balance for the two vendors (one vendor after August 31, 2020) totaled $273,200 at March 31, 2021 and $286,400 in total at September 30, 2021 (see as described below DLE Consulting and Mr. Estus ceased to be related parties as of August 31, 2020 and represented a sizeable portion of the decrease in related party accounts payable balance as of March 31, 2021). For the six-month period ended September 30, 2021 and the twelve-month period ended March 31, 2021 the related party accounts payable balances increased by $13,200 and decreased by $173,800, respectively.

Capitalized Internal use – Software increased during the six-month period ended September 30, 2021 by $6,600. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the six-month period ended September 30, 2021 this amounted to $6,600. For the six-month period ended September 30, 2021 we capitalized internal use software of $6,600 and expensed $6,600 in software development expenses.

Capitalized costs – prototype increased during the six-month period ended September 30, 2021 by $12,600. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $12,600 in costs capitalized, $12,600 was incurred with respect to the DLE vendor who is now a non-related party, and $0 in costs that our CEO and President, Mr. Dolan had incurred during the six-month period.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

As described in Note 5-Notes Payable and Investor Stock Payable DLE Consulting and Mr. Estus ceased to be related parties due to Mr. Estus ownership in 250,000 shares of common stock of the Company. Mr. Estus is owed a note payable bearing no interest under the agreement that he entered into with the Company to purchase his common stock. The Company owes Mr. Estus approximately $2,500 and intends on making payment as reasonably possible. The Company reduced its Related Party Accounts Payable by $254,600 and increased Accounts Payable and Accrued Other by $254,600. This was a non-cash transaction for financial statement purposes and represents the recharacterization of accounts payable from related party to non-related party. In our Statement of Cash Flows, we have recharacterized the capitalized costs from related party to non-related party as of August 31, 2020 and for the twelve-month period ended March 31, 2021.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These two (2) notes payable were made in the ordinary course of business. As of September 30, 2021 and March 31, 2021 the Company had $104,685 and $104,685 in outstanding notes payable, respectively.

The Company, during the six-month period ended September 30, 2021 neither borrowed nor repaid any notes payable balances during the period.

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

The Company as of March 31, 2021 and September 30, 2021 had a recorded payable of $13,000 due to these former shareholders.

NOTE 6-INCOME TAXES

At September 30, 2021, the Company had a net operating loss carryforward of $868,691, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Deferred tax asset:
Net operating loss carryforward	$182,425	$174,555
Total deferred tax asset	182,425	174,555
Less: Valuation allowance	(182,425)	(174,555)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of September 30, 2021 and March 31, 2021 was $182,425 and $174,555, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and six-month periods ended September 30, 2021 and September 30, 2020:

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

At September 30, 2021 and March 31, 2021, there were 16,200,000 and 16,200,000 shares of common stock issued and outstanding, respectively.

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2021 through January 21, 2024, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GPODS, INC. has not filed the following periodic reports: Form 10-Q for the period ended September 30, 2021, Form 10-Q for the period ended December 31, 2021, Form 10-K for the period ended March 31, 2022, Form 10-Q for the period ended June 30, 2022, Form 10-Q for the period ended September 30, 2022, Form 10-Q for the period ended December 31, 2022, Form 10-K for the period March 31, 2023, Form 10-Q for the period ended June 30, 2023, and Form 10-Q for the period ended September 30, 2023.

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

As of September 30, 2021, we had limited assets which consisted of; cash and cash equivalents of $1,736, prepaid expense of $5,455, software development costs of $79,000 and tangible assets directly related to our prototype of $246,613. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Results of Operations for the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020

	For the three-month period ended September 30, 2021	For the three-month period ended September 30, 2020
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	-	4,000
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	3,000	-
Amortization and depreciation expense	-	-
Administration expense and other	39	3
(Loss) before provision for income tax	(18,039)	(19,003)
Provision for income tax	-	-
Net loss	$(18,039)	$(19,003)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	16,651,000

Expenses

Expenses for the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020 were $18,039 and $19,003, respectively. Expenses decreased comparative period over comparative period by $964 or a decrease of 5.1%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of September 30, 2021, as well as significant cost cutting measures put in place because of COVID-19. Officer’s compensation - related party was $15,000 for the three-month period ended September 30, 2021 compared to $15,000 for the three-month period ended September 30, 2020. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month. Consulting expense were $0 for the three-month period ended September 30, 2021 compared to $4,000 for the three-month period ended September 30, 2020. Consulting expenses decreased comparative period over comparative period by $4,000 or a decrease of 100.0%. The primary reason for this is we were able to control or significantly limit our use of outside professionals to assist us with operational and other business type consulting services, essentially, we did not use any outside consultants during this time period.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $3,000 for the three-month period ended September 30, 2021 compared to $0 for the three-month period ended September 30, 2020. Software development and consulting expense – related party decreased comparative period over comparative period increased by $3,000. The primary reason for this is we were able to control costs even more on our software development in light of the general economic environment and COVID-19. Administrative costs and other expense were $39 for the three-month period ended September 30, 2021 compared to $3 for the three-month period ended September 30, 2020. Administrative costs and other expense increased comparative period over comparative period by $36 or an increase of 1,200.0%.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020 was $18,039 and $19,003, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,200,000 for the three-month period ended September 30, 2021 compared to 16,651,000 for the three-month period ended September 30, 2020. Basic and diluted loss per share for the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020 was $0.00 and $0.00, respectively.

Results of Operations for the six-month period ended September 30, 2021 compared to the six-month period ended September 30, 2020

	For the six-month period ended September 30, 2021	For the six-month period ended September 30, 2020
Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	-	13,500
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	6,600	15,200
Amortization and depreciation expense	-	-
Administration expense and other	78	68
(Loss) before provision for income tax	(36,678)	(58,768)
Provision for income tax	800	800
Net loss	$(37,478)	$(59,568)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	17,072,000

Expenses

Expenses for the six-month period ended September 30, 2021 compared to the six-month period ended September 30, 2020 were $36,678 and $58,768, respectively. Expenses decreased comparative period over comparative period by $22,090 or a decrease of 53.1%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of September 30, 2021, as well as significant cost cutting measures put in place because of COVID-19. Officer’s compensation - related party was $30,000 for the six-month period ended September 30, 2021 compared to $30,000 for the six-month period ended September 30, 2020. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month. Consulting expense were $0 for the six-month period ended September 30, 2021 compared to $13,500 for the six-month period ended September 30, 2020. Consulting expenses decreased comparative period over comparative period by $13,500 or a decrease of 100.0%. The primary reason for this is we were able to control or significantly limit our use of outside professionals to assist us with operational and other business type consulting services, essentially, we did not use any outside consultants during this time period.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $6,600 for the six-month period ended September 30, 2021 compared to $15,200 for the six-month period ended September 30, 2020. Software development and consulting expense – related party decreased comparative period over comparative period decreased by $8,600 or a decrease of 56.6%. The primary reason for this is we were able to control costs even more on our software development in light of the general economic environment and COVID-19. Administrative costs and other expense were $78 for the six-month period ended September 30, 2021 compared to $68 for the six-month period ended September 30, 2020. Administrative costs and other expense increased comparative period over comparative period by $10 or an increase of 14.7%. The primary reason is we were continuing to reduce our costs due to decreased operations.

Loss before provision for income taxes

Loss before provision for incomes taxes for the six-month period ended September 30, 2021 compared to the six-month period ended September 30, 2020 was $36,678 and $58,768, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,200,000 for the six-month period ended September 30, 2021 compared to 17,072,000 for the six-month period ended September 30, 2020. Basic and diluted loss per share for the six-month period ended September 30, 2021 compared to the six-month period ended September 30, 2020 was $0.00 and $0.00, respectively.

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

As of September 30, 2021, we owed approximately $1,100,000 (of which a sizeable portion is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of September 30, 2021. As of September 30, 2021, we owed approximately $63,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of September 30, 2021, we owed approximately $105,000 from two non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. Our cash position was approximately $1,800 at period end September 30, 2021.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $332,804 and $313,682 as of September 30, 2021 and March 31, 2021, respectively. We had a negative working capital balance of $1,153,563 and $1,096,885 as of September 30, 2021 and March 31, 2021, respectively. We had a stockholders’ deficit of $827,950 and $790,472 at September 30, 2021 and March 31, 2021, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2021 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through September 30, 2021 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

None for the period ending September 30, 2021

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

