Form 10-K
period 2022-03-31
GPODS, INC.
filed 2024-01-30
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Annual period ended March 31, 2022

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

The number of shares of the registrant’s common stock outstanding as of January 30, 2024 was 16,270,500 shares.

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

GPODS, INC. experienced significant financial hardship due to COVID-19 and was unable to secure financing to move forward with its public reporting responsibilities as well as its operations. GPODS, INC.’s management cut certain expenditures (which included our ability to file our financial reports) and shuttered most of its business operations in April 2020. GPODS, INC. during the next few months of 2024 is expected to receive financing from several of its shareholders in the form of loans. GPODS, INC.’s management prepared a comprehensive business plan for recovery as well as a path for regaining compliance in its public reporting requirements. GPODS, INC. solicited several competing bids on its audit and review process necessary for its missing periodic reports.

GPODS, INC. upon completion of its auditor’s attestation work for the years ending March 31, 2022 and 2023 will have prepared all of the delinquent Form 10-K’s including audited historical financial statements and most (if not all) of the delinquent Form 10-Q’s including reviewed interim historical financial statements for each of periodic reports that were not filed timely. Management’s Discussion and Analysis of Financial Condition and Results of Operations will include all of the annual and quarterly financial information that is required to be presented in these filings for each of the missing periodic reports. All material information and required disclosure that would have been available and disclosed in the GPODS, INC.’s delinquent periodic reports shall be included as if they had been timely.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of January 30, 2024, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2022, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

As of March 31, 2022, we had limited assets which consisted of; cash and cash equivalents of $1,658, prepaid expense of $455, software development costs of $82,200 and tangible assets directly related to our prototype of $252,292. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of January 30, 2024, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2022 (dependent on our financing and available working capital), Mr. Dolan devoted at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $336,605 and $313,682 as of March 31, 2022 and March 31, 2021, respectively. We had a negative working capital balance of $1,214,680 and $1,096,885 as of March 31, 2022 and March 31, 2021, respectively. We had a stockholders’ deficit of $880,188 and $790,472 at March 31, 2022 and March 31, 2021, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2022 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our 2019 public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through March 31, 2022 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

All 10,000,000 issued and outstanding shares of the restricted securities are owned by our founder, and CEO, which consists of 6,000,000 and 4,000,000 shares issued for services and tangible and intangible assets which may be sold commencing one year from the date our direct public offering was completed and we remain compliant with our public reporting requirements.

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

Shareholders of Record

As of January 30, 2024, an aggregate of 16,270,500 shares of our common stock were issued and outstanding and owned by 30 shareholders of record.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through January 30, 2024 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low-cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our completed direct public offering.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. As of the date of this Report we have received approximately $67,000 in loans from our majority shareholder, as well as interest free loans from business associates of our founder in the amount of $147,500. We expect these amounts will increase substantially over the next few months as the next phase of operations is rolled out.

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

Results of Operations for the twelve-month period ended March 31, 2022 compared to the twelve-month period ended March 31, 2021

	For the year ended March 31, 2022	For the year ended March 31, 2021
Expenses:
Officer compensation and wage expense – related party	$60,000	$60,000
Consulting expense	13,000	13,500
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	9,800	24,000
Amortization and depreciation expense	-	-
Administration expense and other	6,116	836
(Loss) before provision for income tax	(88,916)	(98,336)
Provision for income tax	800	800
Net loss	$(89,716)	$(99,136)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,200,000	16,637,000

Expenses

Expenses for the twelve-month period ended March 31, 2022 compared to the twelve-month period ended March 31, 2021 were $88,916 and $98,336, respectively. Expenses decreased year over year by $94,200 or a decrease of 9.6%. The primary reason for this is we were able to capitalize more costs associated with our prototype and software, which is included on our balance sheets as of March 31, 2022 and March 30, 2021. Officer’s compensation - related party was $60,000 for the twelve-month period ended March 31, 2022 compared to $60,000 for the twelve-month period ended March 31, 2021. Officer compensation expense – related party remained static year over year. The Company is currently in discussions with Mr. Dolan, its CEO to either convert most of the amounts owed to him into equity of the Company or forgive most if not all of the accrued related party compensation owed to him over the next twelve months. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. This formal employment agreement was administratively terminated on February 29, 2019. Consulting expenses were $13,000 for the twelve-month period ended March 31, 2022 compared to $13,500 for the twelve-month period ended March 31, 2021. Consulting expense decreased year over year by $500 or a decrease of 3.7%. The primary reason for this is we were able to control or drastically limit our use of an outside professional to assist us with operational and other business type consulting services.

Prototype costs and consulting expense incurred in connection with our new environmentally optimized growing system was $0 for the twelve-month period ended March 31, 2022 compared to $0 for the twelve-month period ended March 31, 2021. Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $9,800 for the twelve-month period ended March 31, 2022 compared to $24,000 for the twelve-month period ended March 31, 2021. Software development and consulting expense – related party decreased year over year by $14,200 or a decrease of 59.2%. The primary reason for this is we were able to capitalize more costs associated with our internally developed software, which has been included on our balance sheet as of March 31, 2022. The remaining costs or services are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred. Other costs incurred in connection with our new environmentally optimized growing system that are capitalized for balance sheet purposes are paid for by Mr. Dolan, himself personally of which there are $0 for the twelve-month period ended March 31, 2022 and $0 for the twelve-month period ended March 31, 2021.

Administrative costs and other expense were $6,116 for the twelve-month period ended March 31, 2022 compared to $836 for the twelve-month period ended March 31, 2021. Administrative costs and other expense decreased year over year by $5,330 or an increase of 678.1%. The primary reason for this is we were effectively shuttered during the fiscal year ending March 31, 2022 due to the COVID-19 restrictions and limitations as well as the lack of financing. The Company during the twelve-month period ended March 31, 2022 wrote off $5,000 in payments made to its prior auditor that were recorded as prepaid expense. Since the ability to collect the prepaid amount was nil, the Company expensed this amount as other expense at the time.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve-month period ended March 31, 2022 compared to the twelve-month period ended March 31, 2021 was $88,916 and $98,336, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,200,000 for the twelve-month period ended March 31, 2022 compared to 16,200,000 for the twelve-month period ended March 31, 2021. The Company issued 7.5 million shares to 61 investors on November 13, 2018. The Company issued 4 million shares to Mr. Dolan on April 20, 2017 for certain intangible assets acquired from him. During the twelve-month period ended March 31, 2021 the Company purchased or acquired 1,300,000 shares of its common stock from 45 investors. The Company established notes payable totaling $13,000 due and owing to these investors. Basic and diluted loss per share for the twelve-month period ended March 31, 2022 compared to the twelve-month period ended March 31, 2021 was $0.01 and $0.01, respectively.

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

As of March 31, 2022, we owed approximately $1,100,000 (of which a sizeable amount is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of March 31, 2022. As of March 31, 2022, we owed approximately $64,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of March 31, 2022, we owed approximately $105,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. We repaid several loans prior to our direct public offering being completed. These funds came from other non-affiliated parties. Our cash position was approximately $1,700 at March 31, 2022.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2022 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 during the year ended March 31, 2022 and it did not have a material effect on the financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2021-04 during the year ended March 31, 2022 and it did not have a material effect on the financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. Current GAAP permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in ASU 2022-01 allow 3 non-prepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges.

The amendments in ASU 2022-01 clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers as follows:

1.	An entity is required to maintain basis adjustments in an existing hedge on a closed portfolio basis (that is, not allocated to individual assets).

2.	An entity is required to immediately recognize and present the basis adjustment associated with the amount of the de-designated layer that was breached in interest income. In addition, an entity is required to disclose that amount and the circumstances that led to the breach.

3.	An entity is required to disclose the total amount of the basis adjustments in existing hedges as a reconciling amount if other areas of GAAP require the disaggregated disclosure of the amortized cost basis of assets included in the closed portfolio.

4.	An entity is prohibited from considering basis adjustments in an existing hedge when determining credit losses.

For public business entities, amendments in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2022-01 for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Company early adopted ASU 2022-01 during the three months ended June 30, 2022 and it did not have a material effect on the financial statements.

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

MARCH 31, 2022

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

Report of Independent Registered Public Accounting Firm

To the Shareholders & Board of Directors

GPods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPods, Inc. as of March 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

January 27, 2024

GPODS, INC.

BALANCE SHEETS

	March 31, 2022	March 31, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,658	$1,814
Prepaid expense	455	5,455
Total Current Assets	2,113	7,269

Intangible asset	-	-

OTHER ASSETS:
Proto-Pod capitalized costs	252,292	234,013
Internal use software	82,200	72,400
Total Other Assets	334,492	306,413

TOTAL ASSETS	$336,605	$313,682

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$431,150	$399,350
Related party accounts payable (see Note 4)	292,800	273,200
Related party accrued compensation expense (see Note 4)	311,500	251,500
Related party loans and notes payable (see Note 4)	63,658	62,419
Notes payable	104,685	104,685
Investor stock payable	13,000	13,000
TOTAL LIABILITIES	1,216,793	1,104,154

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,200,000 and 16,200,000 issued and outstanding at March 31, 2022 and March 31, 2021, respectively	16,200	16,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	24,541	24,541
Accumulated deficit	(920,929)	(831,213)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(880,188)	(790,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$336,605	$313,682

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2022	For the year ended March 31, 2021

Expenses:
Officer compensation and wage expense – related party	$60,000	$60,000
Consulting expense	13,000	13,500
Prototype costs and consulting expense	-	-
Software development expense – related party	9,800	24,000
Amortization and depreciation expense	-	-
Administrative expense and other	6,116	836
Total expenses	88,916	98,336

Loss before income tax	(88,916)	(98,336)
Provision for income tax	800	800
Net loss	$(89,716)	$(99,136)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,200,000	16,637,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2020	17,500,000	$17,500	$36,241	$(732,077)	$(678,336)

Repurchase of shares to treasury	(1,300,000)	(1,300)	(11,700)	-	(13,000)

Net loss – for the twelve months ended March 31, 2021	-	-	-	(99,136)	(99,136)

Balance – March 31, 2021	16,200,000	16,200	24,541	(831,213)	(790,472)

Net loss – for the twelve months ended March 31, 2022	-	-	-	(89,716)	(89,716)

Balance – March 31, 2022	16,200,000	$16,200	$24,541	$(920,929)	$(880,188)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2022	For the year ended March 31, 2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(89,716)	$(99,136)
Amortization	-	-
Treasury shares acquired with notes payable	(13,000)	(13,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	5,000	65
Change in accounts payable and accrued expense - other	13,800	14,400
Change in accounts payable – related party	9,800	24,000
Change in accrued expense – related party	60,000	60,000
Change in investor payable	13,000	13,000
Net Cash (Used in) Operating Activities	(1,116)	(671)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-
Capitalized proto-pod costs – related party	(279)	(5,473)
Net Cash (Used in) Investing Activities	(279)	(5,473)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	-	2,485
Loan payments	-	-
Loan payments – related party	-	-
Loan proceeds – related party	1,239	5,473
Net Cash Provided by Financing Activities	1,239	7,958

CHANGE IN CASH	(156)	1,814

CASH AT BEGINNING OF PERIOD	1,814	-

CASH AT END OF PERIOD	$1,658	$1,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – related party	$-	$32,800
Capitalized services - Proto-pod costs – non-related party	$18,000	$45,500
Capitalized services - Internal use software – related party	$9,800	$24,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2022

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the year ended March 31, 2022 or March 31, 2021.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the twelve-month period ended March 31, 2022 of $89,716 and as of March 31, 2022 had an accumulated deficit of $920,929. The Company as of March 31, 2022 had a negative working capital of $1,214,680. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

MARCH 31, 2022

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

For the twelve months ended March 31, 2022 and 2021 we recognized $0 and $0 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. These intangible assets were fully amortized as of June 30, 2019.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2022 and March 31, 2021, the Company capitalized design costs of $18,279 and $83,773, respectively. The balances at March 31, 2022 and March 31, 2021 for the Company’s Proto-Pod Capitalized Costs were $252,292 and $234,013, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2022 and March 31, 2021, the Company capitalized internal use software costs of $9,800 and $24,000, respectively. The balances at March 31, 2022 and March 31, 2021 for Company’s Internal Use Software were $82,200 and $72,400, respectively.

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

MARCH 31, 2022

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $60,000 and $60,000 for twelve-month periods ended March 31, 2022 and 2021, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $311,500 and $251,500 is due and payable as of March 31, 2022 and March 31, 2021, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of March 31, 2022 and 2021 was $62,394 and $62,394 respectively. During the year ended March 31, 2021 the Company borrowed money from an investor who became a shareholder in the Company through its direct public offering. This amount was negligible and amounted to $25 as of March 31, 2022 owing to this shareholder. As of March 31, 2022 total related party promissory notes was $63,658 which contains Mr. Dolans related party note balance of $63,633 and $25 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

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

MARCH 31, 2022

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

We had accounts due and owing to two vendors that became related parties during the year ended March 31, 2019 due to their ownership in the Company. The two related parties, were W270 Systems, SA, a Costa Rican corporation, and DLE Consulting a business domiciled here in the US, and their respective principals, Mr. Fry and Mr. Dave Estus, each executed subscription agreements with the Company and its registered public offering and invested in the Company’s common stock. Messrs. Fry and Estus each received 250,000 shares of common stock of the Company. The related party accounts payable balance for the two vendors (one vendor after August 31, 2020) totaled $292,800 at March 31, 2022 and $273,200 in total at March 31, 2021 (see as described below DLE Consulting and Mr. Estus ceased to be related parties as of August 31, 2020 and represented a sizeable portion of the decrease in related party accounts payable balance as of March 31, 2021). For the years ended March 31, 2022 and 2021 the related party accounts payable balances increased by $19,600 and decreased by $173,800, respectively.

Capitalized Internal use – Software increased during the year ended March 31, 2022 by $9,800. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the year ended March 31, 2022 this amounted to $9,800. For the year ended March 31, 2021 we capitalized internal use –software costs of $24,000 and expensed $24,000 in software development expenses.

Capitalized costs – prototype increased during the year ended March 31, 2022 by $18,279. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $18,279 in costs capitalized, $18,000 was incurred with respect to the DLE vendor, and $279 in costs that our CEO and President, Mr. Dolan had incurred during the year. For the year ended March 31, 2021 we capitalized prototype products costs incurred with respect to the DLE vendor of $78,300 in billings that year.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

As described in Note 5-Notes Payable and Investor Stock Payable DLE Consulting and Mr. Estus ceased to be related parties due to Mr. Estus’s former ownership in 250,000 shares of common stock of the Company. Mr. Estus is owed a note payable bearing no interest under the agreement that he entered into with the Company to purchase his common stock. The Company owes Mr. Estus approximately $2,500 and intends on making payment as reasonably possible. The Company reduced Related Party Accounts Payable by $254,600 and increased Accounts Payable and Accrued Other by $254,600. This was a non-cash transaction for financial statement purposes and represents the recharacterization of accounts payable from related party to non-related party. In our Statement of Cash Flows, we recharacterized the capitalized costs from related party to non-related party as of August 31, 2020 for the twelve-month period ended March 31, 2021.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

Unsecured notes payable bear interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of March 31, 2022 and March 31, 2021 the Company had $104,685 and $104,685 in outstanding notes payable, respectively.

The Company, during the twelve-month period ended March 31, 2021, received proceeds of $2,485 from one of the notes payable holders. No payments were made during the twelve-month period ended March 31, 2021. The Company, during the twelve-month period ended March 31, 2022, no proceeds and no payments were made to any note payable holders. The Company does not intend on repaying the remaining promissory notes payable in the near future and may seek to convert these notes payable into common stock of the Company.

Investor Stock Payable

During the twelve-month period ended March 31, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to several of its shareholders to repurchase their shares at the same price that they had originally invested in the Company. The Company during June 2020 received executed agreements from 42 investors to purchase their shares for a total of $1,750 enabling the Company to retire 175,000 shares of its common stock. The Company during July 2020 received executed agreements from 2 investors to purchase their shares for a total of $8,750 enabling the Company to retire 875,000 shares of its common stock. The Company during August 2020 received an executed agreement from 1 investor to purchase their shares for a total of $2,500 enabling the Company to retire an additional 250,000 shares of its common stock.

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions above; DLE Consulting and its principal, Mr. Estus were determined to be related parties, requiring the necessary disclosure in our financial statements. Mr. Estus was a shareholder through his direct purchase of common stock until he accepted the Company’s agreement as described above to purchase his shares. Mr. Estus accepted the terms and executed the agreement for purchase of his shares as of August 31, 2020. As of September 1, 2020 Mr. Estus was no longer a shareholder or a related party of the Company and is owed approximately $2,500 for his 250,000 shares of common stock of the Company.

As of March 31, 2022 and March 31, 2021 the Company had $13,000 and $13,000 in outstanding investor stock payable due to these 45 former shareholders, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 6-INCOME TAXES

At March 31, 2022, the Company had a net operating loss carryforward of $920,929, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for March 31, 2022 and 2021:

Deferred tax asset:	March 31, 2022	March 31, 2021

Net operating loss carryforward	$193,395	$174,555
Total deferred tax asset	193,395	174,555
Less: Valuation allowance	(193,395)	(174,555)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of March 31, 2022 and March 31, 2021 was $193,395 and $174,555, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the twelve-month periods ending March 31, 2022 and March 31, 2021:

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

MARCH 31, 2022

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

At March 31, 2022 and March 31, 2021, there were 16,200,000 and 16,200,000 shares of common stock issued and outstanding, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2022 through the date the financial statements were issued, January 27, 2024. The Company determined that it had the following reportable events.

●	During the month of September 2022, the Company began an exempt private placement offering of its common stock at a price of $0.10 per share. The Company secured investment from 5 shareholders for a total investment of $4,800. The capital raise is for a total of $750,000, which may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due from loans and accrued expense. The Company issued 48,000 shares of its common stock.

●	During the month of January 2023, the Company secured investment from 3 shareholders for a total investment of $2,250. The Company issued 22,500 shares of its common stock.

●	During the months of November and December 2022 the Company borrowed an additional $18,000 in funds from two notes payable holders. One of the notes payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. The other notes payable is with a related party and bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

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

●	During the months of December 2023 and January 2024 the Company borrowed an additional $25,000 in funds from one of its notes payable holders. The holders note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2022.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and key management personnel as of January 30, 2024. Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors and are elected or appointed to serve until the next board of directors meeting which may follow the annual meeting of stockholders. Provided is a brief description of the business experience of each director and executive officer and key management personnel during the past five years and indication of directorships held by (if any) of each director in other companies subject to the reporting requirements under the Federal Securities Acts.

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

Director Nominations

As of March 31, 2022, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the twelve months ended March 31, 2022 and 2021, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Dolan CEO, CFO and Director (1) (2)	2022	60,000	(1)	-	-	-	-	-	-	60,000
	2021	60,000		-	-	-	-	-	-	60,000

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended March 31, 2022. The Company had no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended March 31, 2022. The Company had no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2022 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as to key consultants (of which there are none).

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2022.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2022. The Company has no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2022. The Company has no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2022. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 30, 2024 we had 16,270,500 shares of common stock outstanding which are held by 30 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of January 30, 2024; of all directors and executive officers of GPods, Inc.; and of our directors and officers as a group.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock. There were 16,200,000 shares of our common stock issued and outstanding as of March 31, 2022 held by seventeen shareholders of record:

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

Transfer Agent

Our transfer agent is Securities Transfer Corporation, 2901 Dallas Parkway, Suite 380, Plano, TX 75093. Its telephone number is 469-633-0101. Action Stock Transfer Corporation, the Company’s prior transfer agent was acquired by Securities Transfer Corporation during the month of December 2022.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2022 in which:

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

We recorded compensation expense of $60,000 to Mr. Dolan for the year ending March 31, 2022. We borrowed approximately $1,200 from Mr. Dolan to pay for costs that were incurred with regards to the development of the Proto-Pod system, which we capitalized those costs for the year ending March 31, 2022. Other related party disclosure within our footnotes to the financial statements are not required here in this section due to the party’s ownership percentages not equaling or exceeding the 5% ownership requirement, at the end of the year or during the year in question. Related party disclosure within our footnotes was at the request and direction of our independent public accounting firm and most parties did not exceed more than 1.5% in equity ownership.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2022 and March 31, 2021 and fees billed for other services rendered by PLS during those periods, of which there were none. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2022	March 31, 2021
Audit fees (1)	$-	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$-	$-

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC of which there were none. For fiscal years ended March 31, 2022 and March 31, 2021, respectively.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. As of March 31, 2022, the Company had not engaged its auditors to perform any non-audit related services. The Company engaged the firm of MICHAEL GILLESPIE & ASSOCIATES, PLLC, which began their services in November 2022.

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

Date: January 30, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	January 30, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

