Form 10-Q
period 2022-06-30
GPODS, INC.
filed 2024-02-01
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of February 1, 2024 was 16,270,500 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	March 31, 2022 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,619	$1,658
Prepaid expense	455	455
Total Current Assets	2,074	2,113

Proto-Pod capitalized costs	255,602	252,292
Internal use software	82,200	82,200
Intangible asset	-	-

TOTAL ASSETS	$339,876	$336,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$447,200	$431,150
Related party accounts payable	292,800	292,800
Related party accrued compensation	326,500	311,500
Related party loans and notes payable	66,968	63,658
Notes payable	104,685	104,685
Investor stock payable	13,000	13,000
TOTAL LIABILITIES	1,251,153	1,216,793

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,200,000 and 16,200,000 issued and outstanding at June 30, 2022 and March 31, 2022, respectively	16,200	16,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	24,541	24,541
Accumulated deficit	(952,018)	(920,929)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(911,277)	(880,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$339,876	$336,605

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three- month period ended June 30, 2022 (unaudited)	For the three- month period ended June 30, 2021 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	15,250	-
Prototype costs and consulting expense – related party	-	-
Software development expense – related party	-	3,600
Amortization and depreciation expense	-	-
Administration expense and other	39	39
Loss before income tax	30,289	18,639

Provision for income tax	800	800
Net loss	$(31,089)	$(19,439)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	16,200,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2021	16,200,000	$16,200	$24,541	$(831,213)	$(790,472)

Net loss – three-month period ended June 30, 2021	-	-	-	(19,439)	(19,439)

Balance – June 30, 2021 (unaudited)	16,200,000	$16,200	$24,541	$(850,652)	$(809,911)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2022	16,200,000	$16,200	$24,541	$(920,929)	$(880,188)

Net loss – three-month period ended June 30, 2022	-	-	-	(31,089)	(31,089)

Balance – June 30, 2022 (unaudited)	16,200,000	$16,200	$24,541	$(952,018)	$(911,277)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the three- month period ended June 30, 2022 (unaudited)	For the three- month period ended June 30, 2021 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(31,089)	$(19,439)

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	-	-
Change in accounts payable and accrued expense	16,050	800
Change in accounts payable – related party	-	3,600
Change in accrued expense – related party	15,000	15,000
Net Cash (Used in) Operating Activities	(39)	(39)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs – related party	(3,309)	-
Net Cash (Used in) Investing Activities	(3,309)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds - related party	3,309	-
Net Cash Provided by Financing Activities	3,309	-

CHANGE IN CASH	(39)	(39)

CASH AT BEGINNING OF PERIOD	1,658	1,814

CASH AT END OF PERIOD	$1,619	$1,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – non-related party	$-	$7,400
Capitalized services - Internal use software – related party	$-	$3,600

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the three-month periods ended June 30, 2022 or June 30, 2021.

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

Interim financial statements (June 30, 2022 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months ended June 30, 2022 are not necessarily indicative of the results for the full fiscal year.

These condensed financial statements should be read along with our audited annual financial statements filed on Form 10-K (“Annual Report”) for the period ended March 31, 2022 and notes contained within which was filed with the SEC on or about January 30, 2024.

NOTE 2-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the three-month period ended June 30, 2022 of $31,089 and as of June 30, 2022 had an accumulated deficit of $952,018. The Company as of June 30, 2022 had a negative working capital of $1,249,079. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the three-month periods ended June 30, 2022 and 2021 we recognized $0 and $0 in amortization expense, respectively. We amortized these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. Intangible assets were fully amortized as June 30, 2022 and March 31, 2022.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the three-month period ended June 30, 2022, the Company capitalized design costs of $3,310. The balances at June 30, 2022 and March 31, 2022 for the Company’s Proto-Pod Capitalized Costs were $255,602 and $252,292, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the three-month period ended June 30, 2022, the Company capitalized internal use software costs of $0. The balances at June 30, 2022 and March 31, 2022 for Company’s Internal Use Software were $82,200 and $82,200, respectively.

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

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000 for three-month periods ended June 30, 2022 and 2021, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $326,500 and $311,500 is due and payable as of June 30, 2022 and March 31, 2022, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of June 30, 2022 and March 31, 2022 was $66,943 and $63,633 respectively. During prior years the Company borrowed money from an investor who became a shareholder of the Company through its direct public offering. This amount was negligible and amounted to $25 as of June 30, 2022 and March 31, 2022 owing to this shareholder. As of June 30, 2022 total related party promissory notes was $66,968 which contains Mr. Dolan’s related party note balance of $66,943 and $25 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

We had accounts due and owing to a vendor that became related parties during the year ended March 31, 2019 due to their ownership in the Company. The related party, was W270 Systems, SA, a Costa Rican corporation, and its principal, Mr. Fry, executed a subscription agreement with the Company and its registered public offering and invested in the Company’s common stock. Mr. Fry received 250,000 shares of common stock of the Company. The related party accounts payable balance for the vendor totaled $292,800 at March 31, 2022 and $292,800 in total at June 30, 2022. For the three-month period ended June 30, 2022 and for the twelve-month period ended March 31, 2022, related party accounts payable balances increased by $0 and $19,600, respectively.

Capitalized Internal use – Software increased during the three-month period ended June 30, 2022 by $0. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the three-month period ended June 30, 2022 this amounted to $0. For the three-month period ended June 30, 2022 we capitalized internal use software of $0 and expensed $0 in software development expenses.

Capitalized costs – prototype increased during the three-month period ended June 30, 2022 by $3,309. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $3,309 in costs capitalized, $0 was incurred with respect to the DLE vendor a non-related party, and $3,309 in costs that our CEO and President, Mr. Dolan had incurred and paid for during the three-month period.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These two (2) notes payable were made in the ordinary course of business. As of June 30, 2022 and March 31, 2022 the Company had $104,685 and $104,685 in outstanding notes payable, respectively.

The Company, during the three-month period ended June 30, 2022 neither borrowed nor repaid any notes payable balances during the period.

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

The Company as of March 31, 2022 and June 30, 2022 had a recorded payable of $13,000 due to these former shareholders.

NOTE 6-INCOME TAXES

At June 30, 2022, the Company had a net operating loss carryforward of $952,018, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for June 30, 2022 and March 31, 2022:

Deferred tax asset:	June 30, 2022	March 31, 2022

Net operating loss carryforward	$199,925	$193,395
Total deferred tax asset	199,925	193,395
Less: Valuation allowance	(199,925)	(193,395)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of June 30, 2022 and March 31, 2022 was $199,925 and $193,395, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month periods ended June 30, 2022 and June 30, 2021:

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

At June 30, 2022 and March 31, 2022, there were 16,200,000 and 16,200,000 shares of common stock issued and outstanding, respectively.

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2022 through January 30, 2024, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

●	During the month of September 2022, the Company began an exempt private placement offering of its common stock at a price of $0.10 per share. The Company secured investment from 5 shareholders for a total investment of $4,800. The capital raise is for a total of $750,000, which may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due from loans and accrued expense. The Company issued 48,000 shares of its common stock.

●	During the month of January 2023, the Company secured investment from 3 shareholders for a total investment of $2,250. The Company issued 22,500 shares of its common stock.

●	During the months of November and December 2022 the Company borrowed an additional $18,000 in funds from two notes payable holders. One of the notes payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. The other notes payable is with a related party and bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

●	The Company determined through a thorough analysis and review that its Proto-Pod asset should be impaired. It was determined that certain events or changes in circumstances surrounding the Company’s Proto-Pod would affect its carrying value and that value may not be recoverable. The Company dismantled the Proto-Pod and all of its components in early December 2022, and placed those components in storage to be used for other projects or variations of the Proto-Pod. Management impaired the value of the Proto-Pod Capitalized Costs on September 30, 2022. Total asset value at the time of impairment was approximately $260,000.

●	During the months of December 2023 and January 2024 the Company borrowed an additional $35,000 in funds from one of its notes payable holders. The holders note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

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

GPODS, INC. upon completion of its auditor’s attestation work for the year ending March 31, 2023 will have prepared all of the delinquent Form 10-K’s including audited historical financial statements and most (if not all) of the delinquent Form 10-Q’s including reviewed interim historical financial statements for each of periodic reports that were not filed timely. Management’s Discussion and Analysis of Financial Condition and Results of Operations will include all the required annual and quarterly financial information for each of the missing periodic reports in detail. All material information and disclosure that would have been available and disclosed in the GPODS, INC.’s delinquent periodic reports will be included as if they had been timely filed.

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

Operations

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of February 1, 2024, we had three employees, Mr. Dolan and two other individuals.

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

As of June 30, 2022, we had limited assets which consisted of; cash and cash equivalents of $1,619, prepaid expense of $455, software development costs of $82,200 and tangible assets directly related to our prototype of $255,602. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of February 1, 2024, the date of this Report, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2022 (dependent on our financing and available working capital), Mr. Dolan continued to devote at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

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

Results of Operations for the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021

	For the three-month period ended June 30, 2022	For the three-month period ended June 30, 2021
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	15,250	-
Prototype costs and consulting expense – related party	-	-
Software development and consulting expense – related party	-	3,600
Amortization and depreciation expense	-	-
Administration expense and other	39	39
(Loss) before provision for income tax	(30,289)	(18,639)
Provision for income tax	800	800
Net loss	$(31,089)	$(19,439)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,200,000	16,200,000

Expenses

Expenses for the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021 were $30,289 and $18,639, respectively. Expenses increased comparative period over comparative period by $11,650 or an increase of 62.5%. The primary reason for this is we began preparing in our efforts to be compliant in our regulatory efforts as well as increasing business operations. Officer’s compensation - related party was $15,000 for the three-month period ended June 30, 2022 compared to $15,000 for the three-month period ended June 30, 2021. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month. Consulting expense were $15,250 for the three-month period ended June 30, 2022 compared to $0 for the three-month period ended June 30, 2021. Consulting expenses increased comparative period over comparative period by $15,250. The primary reason for this is we retained several outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $0 for the three-month period ended June 30, 2022 compared to $3,600 for the three-month period ended June 30, 2021. Software development and consulting expense – related party decreased comparative period over comparative period decreased by $3,600 or a decrease of 100.0%. The primary reason for this is we were able to control costs even more on our software development in light of the general economic environment and COVID-19. Administrative costs and other expense were $39 for the three-month period ended June 30, 2022 compared to $39 for the three-month period ended June 30, 2021. Administrative costs and other expense remained static comparative period over comparative period.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021 was $30,289 and $18,639, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,200,000 for the three-month period ended June 30, 2022 compared to 16,200,000 for the three-month period ended June 30, 2021. Basic and diluted loss per share for the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021 was $0.00 and $0.00, respectively.

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

As of June 30, 2022, we owed approximately $1,200,000 (of which a sizeable portion is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of June 30, 2022. As of June 30, 2022, we owed approximately $67,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of June 30, 2022, we owed approximately $105,000 from two non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. Our cash position was approximately $1,600 at period end June 30, 2022.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a – Risk Factors

The following risk factors should be considered in connection with an evaluation of our business as described above and in our Plan of Operations:

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $339,876 and $336,605 as of June 30, 2022 and March 31, 2022, respectively. We had a negative working capital balance of $1,249,079 and $1,214,680 as of June 30, 2022 and March 31, 2022, respectively. We had a stockholders’ deficit of $911,277 and $880,188 at June 30, 2022 and March 31, 2022, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2022 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through June 30, 2022 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and= quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

None for the period ending June 30, 2022

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
Date: February 1, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	February 1, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

