Form 10-K
period 2023-03-31
GPODS, INC.
filed 2024-02-12
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Annual period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of February 12, 2024 was 16,270,500 shares.

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

GPODS, INC. upon completion of its auditor’s attestation work for the years ending March 31, 2023 will have prepared all of the delinquent Form 10-K’s including audited historical financial statements and most (if not all) of the delinquent Form 10-Q’s including reviewed interim historical financial statements for each of the periodic reports that were not filed timely. Management’s Discussion and Analysis of Financial Condition and Results of Operations will include all of the annual and quarterly financial information that is required to be presented in these filings for each of the missing periodic reports. All material information and required disclosure that would have been available and disclosed in the GPODS, INC.’s delinquent periodic reports shall be included as if they had been timely.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of February 12, 2024, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2023, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

As of March 31, 2023, we had limited assets which consisted of; cash and cash equivalents of $7,429, prepaid expense of $0, software development costs of $90,200 and tangible assets directly related to our prototype of $0. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of February 12, 2024, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2023 (dependent on our financing and available working capital), Mr. Dolan devoted at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $97,629 and $336,605 as of March 31, 2023 and March 31, 2022, respectively. We had a negative working capital balance of $1,417,280 and $1,214,680 as of March 31, 2023 and March 31, 2022, respectively. We had a stockholders’ deficit of $1,327,080 and $880,188 at March 31, 2023 and March 31, 2022, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2023 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our 2019 public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $15,000 and $20,000 per month on operational expenses not directly related to our completed public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained to be able to pay for these expenses. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through March 31, 2023 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

Shareholders of Record

As of February 12, 2024, an aggregate of 16,270,500 shares of our common stock were issued and outstanding and owned by 29 shareholders of record.

Recent Sales of Unregistered Securities

The Company issued 70,500 shares of its common stock at an average price of $0.10 per share to 8 individual investors.

Repurchase of Equity Securities

We have no current plans, programs or other arrangements in regard to repurchases of our common stock beyond the one million three hundred thousand shares of common stock that occurred in or around September 2020.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through February 12, 2024 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low-cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our completed direct public offering.

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

Necessity of Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate revenue within the next 12 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our future cash requirements. As of the date of this Report we have received approximately $69,000 in loans from our majority shareholder, as well as interest free loans from business associates of our founder in the amount of $167,000. We expect these amounts will increase substantially over the next few months as the next phase of operations is rolled out.

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

Results of Operations for the twelve-month period ended March 31, 2023 compared to the twelve-month period ended March 31, 2022

	For the year ended March 31, 2023	For the year ended March 31, 2022
Expenses:
Officer compensation and wage expense – related party	$53,500	$60,000
Consulting expense	109,750	13,000
Legal and accounting expense	18,000	-
Software development and consulting expense – related party	8,000	9,800
Administration expense and other	2,589	6,116
Impairment of long-lived assets	261,303	-
(Loss) before provision for income tax	(453,142)	(88,916)
Provision for income tax	800	800
Net loss	$(453,942)	$(89,716)
Basic and diluted loss per share	$(0.03)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,230,000	16,200,000

Expenses

Expenses for the twelve-month period ended March 31, 2023 compared to the twelve-month period ended March 31, 2022 were $453,142 and $88,916, respectively. Expenses increased year over year by $364,226 or an increase of 409.6%. The primary reason for this is we began preparing in our efforts to be compliant in our regulatory efforts as well as increasing business operations as well as we impaired the entire value of our Proto-Pod prototypes, which was over $260,000. While we wrote off or impaired the entire value of the project, we believe that we can still utilize the dismantled pieces for other projects or development ideas, such as our self-contained mobile unit utilizing a Sprinter-type van. Our CEO has made significant progress on downsizing the original GPod to be all-in a Sprinter-type van that is more mobile than before.

Officer’s compensation - related party was $53,500 for the twelve-month period ended March 31, 2023 compared to $60,000 for the twelve-month period ended March 31, 2022. Officer compensation expense – related party remained static year over year except for the $6,500 in accrued compensation that was written off in the twelve-month period ended March 31, 2023. The Company is currently in discussions with Mr. Dolan, its CEO to either convert most of the amounts owed to him into equity of the Company or forgive most if not all of the accrued related party compensation owed to him over the next twelve months. The Company upon inception (March 27, 2017) entered into a formal employment agreement with its founder, Mr. Dolan, providing for a $5,000 a month payable. This formal employment agreement was administratively terminated on February 29, 2019.

Consulting expenses were $109,750 for the twelve-month period ended March 31, 2023 compared to $13,500 for the twelve-month period ended March 31, 2022. Consulting expense increased year over year by $500 or a decrease of 3.7%. Consulting expenses increased comparative period over comparative period by $32,000. The primary reason for this is we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $18,000 for the twelve-month period ended March 31, 2023 compared to $0 for the twelve-month period ended March 31, 2022. Legal and accounting expenses increased comparative period over comparative period by $18,000. The primary reason for this is we retained our PCAOB audit firm, Gillespie & Associates, PLLC, in advance of the preparation of our financial reporting and other regulatory needs that have been left unattended, this payment was considered as partial payment for the missing periods which consisted of March 31, 2020 through the date of payment. The Company has taken the position that the partial payment is not considered prepayment but sunk costs for its audit fees for the periods missing.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $8,000 for the twelve-month period ended March 31, 2023 compared to $9,800 for the twelve-month period ended March 31, 2022. Software development and consulting expense – related party decreased year over year by $1,800 or a decrease of 18.4%. The primary reason for this is we were able to capitalize more costs associated with our internally developed software, which has been included on our balance sheet as of March 31, 2023. The remaining costs or services are considered not able to be capitalized for accounting purposes therefore we expense them immediately in the period incurred.

Administrative costs and other expense were $2,589 for the twelve-month period ended March 31, 2023 compared to $6,116 for the twelve-month period ended March 31, 2022. Administrative costs and other expense decreased year over year by $3,527 or an increase of 57.7%. The Company during the twelve-month period ended March 31, 2022 wrote off $5,000 in payments made to its prior auditor that were recorded as prepaid expense. Since the ability to collect the prepaid amount was nil, the Company expensed this amount as other expense at the time.

Impairment of long-lived assets was $261,303 for the twelve-month period ended March 31, 2023. We consider this hopefully a one-time expense for the Company and will not experience this type of expense on a yearly basis. Management of the Company determined through a thorough analysis and review that the Proto-Pod was impaired. It was determined that certain events and changes in circumstances surrounding the Proto-Pod’s direction and that its carrying value may not be recoverable. The Company and its management dismantled the Proto-Pod and all of its components, and placed the components in storage to be used for other projects or variations associated with the Proto-Pod. Management impaired the total value of its Proto-Pod as of March 31, 2023. Total reserve for impairment as of March 31, 2023 was $261,303. Reserve for impairment is netted against the Proto-Pod.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve-month period ended March 31, 2023 compared to the twelve-month period ended March 31, 2022 was $453,942 and $88,916, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,230,000 for the twelve-month period ended March 31, 2023 compared to 16,200,000 for the twelve-month period ended March 31, 2022. Basic and diluted loss per share for the twelve-month period ended March 31, 2023 compared to the twelve-month period ended March 31, 2022 was $0.03 and $0.01, respectively.

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

As of March 31, 2023, we owed approximately $1,400,000 (of which a sizeable amount is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of March 31, 2023. As of March 31, 2023, we owed approximately $69,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of March 31, 2023, we owed approximately $124,000 from three (3) non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. We repaid several loans prior to our direct public offering being completed. These funds came from other non-affiliated parties. Our cash position was approximately $7,400 at March 31, 2023.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2023 and believes there are none that have a material effect on the Company’s financial statements except for the following.

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

MARCH 31, 2023

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

Report of Independent Registered Public Accounting Firm

To the Shareholders & Board of Directors

GPods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPods, Inc. as of March 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

February 7, 2024

GPODS, INC.

BALANCE SHEETS

	March 31, 2023	March 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,429	$1,658
Prepaid expense	-	455
Total Current Assets	7,429	2,113

Intangible asset	-	-

OTHER ASSETS:
Proto-Pod capitalized costs, net of impairment reserve of $261,303 and $0 at March 31, 2023 and March 31, 2022, respectively	-	252,292
Internal use software	90,200	82,200
Total Other Assets	90,200	334,492

TOTAL ASSETS	$97,629	$336,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$545,300	$431,150
Related party accounts payable (see Note 4)	308,800	292,800
Related party accrued compensation expense (see Note 4)	365,000	311,500
Related party loans and notes payable (see Note 4)	69,093	63,658
Notes payable	123,516	104,685
Investor stock payable	13,000	13,000
TOTAL LIABILITIES	1,424,709	1,216,793

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,270,500 and 16,200,000 issued and outstanding at March 31, 2023 and March 31, 2022, respectively	16,271	16,200
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	31,520	24,541
Accumulated deficit	(1,374,871)	(920,929)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,327,080)	(880,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,629	$336,605

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2023	For the year ended March 31, 2022

Expenses:
Officer compensation and wage expense – related party	$53,500	$60,000
Consulting expense	109,750	13,000
Legal and accounting expense	18,000	-
Software development expense – related party	8,000	9,800
Administrative expense and other	2,589	6,116
Impairment of long-lived assets	261,303	-
Total expenses	453,142	88,916

Loss before income tax	(453,142)	(88,916)
Provision for income tax	800	800
Net loss	$(453,942)	$(89,716)
Basic and diluted loss per share	$(0.03)	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,230,000	16,200,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2021	16,200,000	$16,200	$24,541	$(831,213)	$(790,472)

Net loss – for the twelve months ended March 31, 2022	-	-	-	(89,716)	(89,716)

Balance – March 31, 2022	16,200,000	16,200	24,541	(920,929)	(880,188)

Issuance of 70,500 shares of common stock for cash, $0.001 par value, at $0.10/share	70,500	71	6,979	-	7,050

Net loss – for the twelve months ended March 31, 2023	-	-	-	(453,942)	(453,942)

Balance – March 31, 2023	16,270,500	$16,271	$31,520	$(1,374,871)	$(1,327,080)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2023	For the year ended March 31, 2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(453,942)	$(89,716)
Impairment of long-lived assets	261,303	-

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	455	5,000
Change in accounts payable and accrued expense - other	110,549	13,800
Change in accounts payable – related party	8,000	9,800
Change in accrued expense – related party	53,500	60,000
Net Cash (Used in) Operating Activities	(20,135)	(1,116)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized internal use software – related party	-	-
Capitalized proto-pod costs – related party	(5,411)	(279)
Net Cash (Used in) Investing Activities	(5,411)	(279)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	7,050	-
Loan proceeds – notes payable	18,831	-
Loan payments – related party	-	-
Loan proceeds – related party	5,436	1,239
Net Cash Provided by Financing Activities	31,317	1,239

CHANGE IN CASH	5,771	(156)

CASH AT BEGINNING OF PERIOD	1,658	1,814

CASH AT END OF PERIOD	$7,429	$1,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – non-related party	$3,600	$18,000
Capitalized services - Internal use software – related party	$8,000	$9,800

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2023

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the year ended March 31, 2023 or March 31, 2022.

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the twelve-month period ended March 31, 2023 of $453,942 and as of March 31, 2023 had an accumulated deficit of $1,374,871. The Company as of March 31, 2023 had a negative working capital of $1,417,280. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the twelve months ended March 31, 2023 and 2022 we recognized $0 and $0 in amortization expense, respectively. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. These intangible assets were fully amortized as of June 30, 2019.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2023 and March 31, 2022, the Company capitalized design costs of $9,011 and $18,279, respectively. The balances at March 31, 2023 and March 31, 2022 for the Company’s Proto-Pod Capitalized Costs were $0 and $252,292, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the years ended March 31, 2023 and March 31, 2022, the Company capitalized internal use software costs of $8,000 and $9,800, respectively. The balances at March 31, 2023 and March 31, 2022 for Company’s Internal Use Software were $90,200 and $82,200, respectively.

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $53,500 and $60,000 for twelve-month periods ended March 31, 2023 and 2022, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. The Company during the twelve-month period ended wrote-off $6,500 in accrued compensation payable per its agreement with our founder. Accrued compensation payable of $365,000 and $311,500 is due and payable as of March 31, 2023 and March 31, 2022, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of March 31, 2023 and 2022 was $69,043 and $63,633 respectively. During the year ended March 31, 2021 the Company borrowed additional monies from an investor who became a shareholder in the Company through its direct public offering. This amount was negligible and has amounted to $50 as of March 31, 2023 owing to this shareholder. As of March 31, 2023 total related party promissory notes was $69,093 which contains Mr. Dolans related party note balance of $69,043 and $50 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented.

The Company and its board of directors are in discussion to obtain settlement of the related party notes payable and accrued compensation due to related party at the same offering price and terms that the Company is currently seeking with its most recent capital raise. No definitive agreement has been entered into as of the date of this report.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their ownership in the Company. The related party, were W270 Systems, SA, a Costa Rican corporation, and their principal, Mr. Fry, executed a subscription agreement with the Company and its registered public offering and invested in the Company’s common stock. Mr. Fry received 250,000 shares of common stock of the Company. The related party accounts payable balance for the vendor totaled $308,800 at March 31, 2023 and $292,800 in total at March 31, 2022. For the years ended March 31, 2023 and 2022 the related party accounts payable balances increased by $16,000 and $19,600, respectively.

Capitalized Internal use – Software increased during the year ended March 31, 2023 by $8,000. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the year ended March 31, 2023 this amounted to $8,000. For the year ended March 31, 2022 we capitalized internal use –software costs of $9,800 and expensed $9,800 in software development expenses.

Capitalized costs – prototype increased during the year ended March 31, 2023 by $9,011. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $9,011 in costs capitalized, $3,600 was incurred with respect to the DLE vendor, and $5,411 in costs that our CEO and President, Mr. Dolan had incurred during the year. For the year ended March 31, 2022 we capitalized prototype products costs incurred with respect to the DLE vendor of $18,000 in billings that year.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

Unsecured notes payable bear interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of March 31, 2023 and March 31, 2022 the Company had $123,516 and $104,685 in outstanding notes payable, respectively.

The Company, during the twelve-month period ended March 31, 2023, received proceeds of $18,831 from two of its notes payable holders. No payments were made during the twelve-month period ended March 31, 2023. The Company, during the twelve-month period ended March 31, 2022, no proceeds and no payments were made to any note payable holders. The Company does not intend on repaying the promissory notes payable in the near future and may seek to convert these notes payable into common stock of the Company.

Investor Stock Payable

During the twelve-month period ended March 31, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to several of its shareholders to repurchase their shares at the same price that they had originally invested in the Company. The Company received executed agreements from 45 investors to purchase their shares for a total of $13,000 enabling the Company to retire 1,300,000 shares of its common stock.

As of March 31, 2023 and 2022 the Company had $13,000 and $13,000 in outstanding investor stock payable due to these 45 former shareholders, respectively.

NOTE 6-INCOME TAXES

At March 31, 2023, the Company had a net operating loss carryforward of $1,374,871, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for March 31, 2023 and 2022:

Deferred tax asset:	March 31, 2023	March 31, 2022

Net operating loss carryforward	$288,725	$193,395
Total deferred tax asset	288,725	193,395
Less: Valuation allowance	(288,725)	(193,395)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of March 31, 2023 and March 31, 2022 was $288,725 and $193,395, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the twelve-month periods ending March 31, 2023 and March 31, 2022:

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

During September 2022, the Company began an exempt private placement offering (the “2022 Stock Offering”) of its common stock at a price of $0.10 per share. Total capital raise for the 2022 Stock Offering is $750,000. The 2022 Stock Offering the Company may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due on loans and accrued expense. During the twelve-month period ended March 31, 2023 the Company issued 70,500 shares of its common stock for $7,050 in proceeds.

Repurchase of common stock. During the twelve-month period ended March 31, 2020, the Company in connection with its failure to list on the exchange available to it at time made an offer to several of its shareholders to purchase their shares for the same price that they paid for their shares. The Company received executed agreements from 45 of the investors to purchase their shares for a total of $13,000 enabling the Company to immediately retire 1,300,000 shares of its common stock.

At March 31, 2023 and March 31, 2022, there were 16,270,500 and 16,200,000 shares of common stock issued and outstanding, respectively.

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2023 through the date the financial statements were issued, February 7, 2024. The Company determined that it had the following reportable events.

●	During the months of December 2023 and January 2024 the Company borrowed an additional $37,500 in funds from one of its notes payable holders. The holders note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand. These funds were used for purposes of regaining compliance in its regulatory reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and key management personnel as of February 12, 2024. Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors and are elected or appointed to serve until the next board of directors meeting which may follow the annual meeting of stockholders. Provided is a brief description of the business experience of each director and executive officer and key management personnel during the past five years and indication of directorships held by (if any) of each director in other companies subject to the reporting requirements under the Federal Securities Acts.

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

Director Nominations

As of March 31, 2023, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the twelve months ended March 31, 2023 and 2022, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Dolan CEO, CFO and Director (1) (2)	2023	53,500	(1)	-	-	-	-	-	-	53,500
	2022	60,000		-	-	-	-	-	-	60,000

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended March 31, 2023. The Company had no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended March 31, 2023. The Company had no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2023 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as to key consultants (of which there are none).

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2023.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2023. The Company has no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2023. The Company has no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2023. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 12, 2024 we had 16,270,500 shares of common stock outstanding which are held by 30 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of February 12, 2024; of all directors and executive officers of GPods, Inc.; and of our directors and officers as a group.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock. There were 16,270,500 shares of our common stock issued and outstanding as of March 31, 2023 held by twenty-nine shareholders of record:

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2023 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($3,850); and
●	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Our office and mailing address is 1035 East Vista Way, Vista, California 92084. This space is currently used by us and other businesses that Mr. Dolan operates. There is no written lease agreement and we operate under a month-month verbal agreement to use this facility with Mr. Dolan.

We recorded compensation expense of $53,500 to Mr. Dolan for the year ending March 31, 2023. We borrowed approximately $5,400 from Mr. Dolan to pay for costs incurred with regards to the development of the Proto-Pod system, which we capitalized those costs for the year ending March 31, 2023. Other related party disclosure within our footnotes to the financial statements are not required here in this section due to the party’s ownership percentages not equaling or exceeding the 5% ownership requirement, at the end of the year or during the year in question. Related party disclosure within our footnotes was at the request and direction of our independent public accounting firm and most parties did not exceed more than 1.5% in equity ownership.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Michael Gillespie & Associates, PLLC, a professional limited liability company (“MGA”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2023 and March 31, 2022 and fees billed for other services rendered by MGA during those periods, of which there were none. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2023	March 31, 2022
Audit fees (1)	$18,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$18,000	$-

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC of which there were none. For fiscal year ended March 31, 2023 we made a progress payment on services to be performed to regain our compliance efforts.

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

Date: February 12, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	February 12, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

