Form 10-Q
period 2023-06-30
GPODS, INC.
filed 2024-02-13
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of February 13, 2024 was 16,270,500 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	March 31, 2023 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,190	$7,429
Prepaid expense	-	-
Total Current Assets	6,190	7,429

Proto-Pod capitalized costs, net of impairment reserves of $261,303 and $261,303 at June 30, 2023 and March 31, 2023, respectively	-	-
Internal use software	91,400	90,200
Intangible asset	-	-

TOTAL ASSETS	$97,590	$97,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$584,600	$545,300
Related party accounts payable	311,200	308,800
Related party accrued compensation	380,000	365,000
Related party loans and notes payable	68,093	69,093
Notes payable	123,516	123,516
Investor stock payable	13,000	13,000
TOTAL LIABILITIES	1,480,409	1,424,709

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,270,500 and 16,270,500 issued and outstanding at June 30, 2023 and March 31, 2023, respectively	16,271	16,271
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	31,520	31,520
Accumulated deficit	(1,430,610)	(1,374,871)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,382,819)	(1,327,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,590	$97,629

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three- month period ended June 30, 2023 (unaudited)	For the three- month period ended June 30, 2022 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	38,500	15,250
Legal and accounting expense	-	-
Software development expense – related party	1,200	-
Administration expense and other	239	39
Impairment of long-lived assets	-	-
Loss before income tax	54,939	30,289

Provision for income tax	800	800
Net loss	$(55,739)	$(31,089)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,200,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2022	16,200,000	$16,200	$24,541	$(920,929)	$(880,188)

Net loss – three-month period ended June 30, 2022	-	-	-	(31,089)	(31,089)

Balance – June 30, 2022 (unaudited)	16,200,000	$16,200	$24,541	$(952,018)	$(911,277)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2023	16,270,500	$16,271	$31,520	$(1,374,871)	$(1,327,080)

Net loss – three-month period ended June 30, 2023	-	-	-	(55,739)	(55,739)

Balance – June 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,430,610)	$(1,382,819)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the three- month period ended June 30, 2023 (unaudited)	For the three- month period ended June 30, 2022 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(55,739)	$(31,089)

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	-	-
Change in accounts payable and accrued expense	39,300	16,050
Change in accounts payable – related party	1,200	-
Change in accrued expense – related party	15,000	15,000
Net Cash (Used in) Operating Activities	(239)	(39)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs – related party	-	(3,309)
Net Cash (Used in) Investing Activities	-	(3,309)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds - notes payable	-	-
Loan payments - related party	(1,000)	-
Loan proceeds - related party	-	3,309
Net Cash (Used in)/Provided by Financing Activities	(1,000)	3,309

CHANGE IN CASH	(1,239)	(39)

CASH AT BEGINNING OF PERIOD	7,429	1,658

CASH AT END OF PERIOD	$6,190	$1,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – non-related party	$-	$-
Capitalized services - Internal use software – related party	$1,200	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the three-month periods ended June 30, 2023 or June 30, 2022.

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

Interim financial statements (June 30, 2023 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months ended June 30, 2023 are not necessarily indicative of the results for the full fiscal year.

These condensed financial statements should be read along with our audited annual financial statements filed on Form 10-K (“Annual Report”) for the period ended March 31, 2023 and notes contained within which was filed with the SEC on or about February 12, 2024.

NOTE 2-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the three-month period ended June 30, 2023 of $55,739 and as of June 30, 2023 had an accumulated deficit of $1,430,610. The Company as of June 30, 2023 had a negative working capital of $1,474,219. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the three-month periods ended June 30, 2023 and 2022 we recognized $0 and $0 in amortization expense, respectively. We amortized these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. Intangible assets were fully amortized as June 30, 2023 and March 31, 2023.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the three-month period ended June 30, 2023, the Company capitalized design costs of $0. The balances at June 30, 2023 and March 31, 2023 for the Company’s Proto-Pod Capitalized Costs were $0 and $0, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the three-month period ended June 30, 2023, the Company capitalized internal use software costs of $1,200. The balances at June 30, 2023 and March 31, 2023 for Company’s Internal Use Software were $91,400 and $90,200, respectively.

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000 for three-month periods ended June 30, 2023 and 2022, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $380,000 and $365,000 is due and payable as of June 30, 2023 and March 31, 2023, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of June 30, 2023 and March 31, 2023 was $68,043 and $69,043 respectively. During prior years the Company borrowed money from an investor who became a shareholder of the Company through its direct public offering. This amount was negligible and amounted to $50 as of June 30, 2023 and March 31, 2023 owing to this shareholder. As of June 30, 2023 total related party promissory notes was $68,093 which contains Mr. Dolan’s related party note balance of $68,043 and $50 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented. The Company during the three-month period ended June 30, 2023 repaid $1,000 of Mr. Dolan’s related party promissory note.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their ownership in the Company. The related party, was W270 Systems, SA, a Costa Rican corporation, and its principal, Mr. Fry, executed a subscription agreement with the Company and its registered public offering and invested in the Company’s common stock. Mr. Fry received 250,000 shares of common stock of the Company. The related party accounts payable balance for the vendor totaled $308,800 at March 31, 2023 and $311,200 in total at June 30, 2023. For the three-month period ended June 30, 2023 and for the twelve-month period ended March 31, 2023, related party accounts payable balances increased by $2,400 and $16,000, respectively.

Capitalized Internal use – Software increased during the three-month period ended June 30, 2023 by $1,200. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the three-month period ended June 30, 2023 this amounted to $1,200. For the three-month period ended June 30, 2023 we capitalized internal use software of $1,200 and expensed $1,200 in software development expenses.

Capitalized costs – prototype increased during the three-month period ended June 30, 2023 by $0. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $0 in costs capitalized, $0 was incurred with respect to the DLE vendor a non-related party, and $0 in costs that our CEO and President, Mr. Dolan had incurred and paid for during the three-month period.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These two (2) notes payable were made in the ordinary course of business. As of June 30, 2023 and March 31, 2023 the Company had $123,516 and $123,516 in outstanding notes payable, respectively.

The Company, during the three-month period ended June 30, 2023 neither borrowed nor repaid any notes payable balances during the period.

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

The Company as of March 31, 2023 and June 30, 2023 had a recorded payable of $13,000 due to these former shareholders.

NOTE 6-INCOME TAXES

At June 30, 2023, the Company had a net operating loss carryforward of $1,430,610, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for June 30, 2023 and March 31, 2023:

Deferred tax asset:	June 30, 2023	March 31, 2023

Net operating loss carryforward	$300,430	$288,725
Total deferred tax asset	300,430	288,725
Less: Valuation allowance	(300,430)	(288,725)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of June 30, 2023 and March 31, 2023 was $300,430 and $288,725, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month periods ended June 30, 2023 and June 30, 2022:

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

At June 30, 2023 and March 31, 2023, there were 16,270,500 and 16,270,500 shares of common stock issued and outstanding, respectively.

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2023 through February 7, 2024, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

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

GPODS, INC. upon completion of its auditor’s attestation work for the year ending March 31, 2023 the Company has prepared all of its delinquent Form 10-K’s including audited historical financial statements and most (if not all) of the delinquent Form 10-Q’s including reviewed interim historical financial statements for each of periodic reports that were not filed timely. Management’s Discussion and Analysis of Financial Condition and Results of Operations will include all the required annual and quarterly financial information for each of the missing periodic reports in detail. All material information and disclosure that would have been available and disclosed in the GPODS, INC.’s delinquent periodic reports will be included as if they had been timely filed.

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

Operations

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of February 13, 2024, we had three employees, Mr. Dolan and two other individuals.

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

As of June 30, 2023, we had limited assets which consisted of; cash and cash equivalents of $6,190, prepaid expense of $0, software development costs of $91,400 and tangible assets directly related to our prototype of $261,303, net of reserve for impairment of $261,303, a net value of $0. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of February 13, 2024, the date of this Report, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2023 (dependent on our financing and available working capital), Mr. Dolan continued to devote at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

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

Results of Operations for the three-month period ended June 30, 2023 compared to the three-month period ended June 30, 2022

	For the three- month period ended June 30, 2023	For the three- month period ended June 30, 2022
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	38,500	15,250
Legal and accounting expense	-	-
Software development and consulting expense – related party	1,200	-
Administration expense and other	239	39
Impairment of long-lived assets	-	-
(Loss) before provision for income tax	(54,939)	(30,289)
Provision for income tax	800	800
Net loss	$(55,739)	$(31,089)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,200,000

Expenses

Expenses for the three-month period ended June 30, 2023 compared to the three-month period ended June 30, 2022 were $54,939 and $30,289, respectively. Expenses increased comparative period over comparative period by $24,650 or an increase of 81.4%. The primary reason for this is we began preparing in our efforts to be compliant in our regulatory efforts as well as increasing business operations. Officer’s compensation - related party was $15,000 for the three-month period ended June 30, 2023 compared to $15,000 for the three-month period ended June 30, 2022. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month.

Consulting expense were $38,500 for the three-month period ended June 30, 2023 compared to $15,250 for the three-month period ended June 30, 2022. Consulting expenses increased comparative period over comparative period by $23,250 or an increase of 152.5%. The primary reason for this is we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $0 for the three-month period ended June 30, 2023 compared to $0 for the three-month period ended June 30, 2022. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs that have been left unattended, The payment that was made was considered partial payment for the missing periods March 31, 2020 through September 30, 2022. The Company expensed the payment in 2022 despite the work continued through the three-month period ended June 30, 2023. The Company expects to incur additional expenses due and owing to our PCAOB audit firm in the next few months.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $1,200 for the three-month period ended June 30, 2023 compared to $0 for the three-month period ended June 30, 2022. Software development and consulting expense – related party increased comparative period over comparative period by $1,200. The primary reason for this is we retained the services of our outside software development firm.

Administrative costs and other expense were $239 for the three-month period ended June 30, 2023 compared to $39 for the three-month period ended June 30, 2022. Administrative costs and other expense remained relatively static comparative period over comparative period.

Impairment of long-lived assets was $0 for the three-month period ended June 30, 2023. During the twelve-month period ended March 31, 2023 we incurred expenses for impairment of long-lived assets of $261,303. We considered this a one-time expense for the Company and will not experience this type of expense on a yearly basis. Management of the Company determined through a thorough analysis and review that the Proto-Pod was impaired. It was determined that certain events and changes in circumstances surrounding the Proto-Pod’s direction and that its carrying value may not be recoverable. The Company and its management dismantled the Proto-Pod and all of its components, and placed the components in storage to be used for other projects or variations associated with the Proto-Pod. Management impaired the total value of its Proto-Pod as of March 31, 2023. Total reserve for impairment as of March 31, 2023 was $261,303. Reserve for impairment is netted against the Proto-Pod asset value.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended June 30, 2023 compared to the three-month period ended June 30, 2022 was $54,939 and $30,289, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,270,500 for the three-month period ended June 30, 2023 compared to 16,200,000 for the three-month period ended June 30, 2022. Basic and diluted loss per share for the three-month period ended June 30, 2023 compared to the three-month period ended June 30, 2022 was $0.00 and $0.00, respectively.

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

As of June 30, 2023, we owed approximately $1,400,000 (of which a sizeable portion is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of June 30, 2023. As of June 30, 2023, we owed approximately $68,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of June 30, 2023, we owed approximately $124,000 from three non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. Our cash position was approximately $6,200 at period end June 30, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $97,591 and $97,629 as of June 30, 2023 and March 31, 2023, respectively. We had a negative working capital balance of $1,474,219 and $1,417,280 as of June 30, 2023 and March 31, 2023, respectively. We had a stockholders’ deficit of $1,382,819 and $1,327,080 at June 30, 2023 and March 31, 2023, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2023 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through June 30, 2023 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

None for the period ending June 30, 2023

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
Date: February 13, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	February 13, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

