Form 10-Q
period 2023-09-30
GPODS, INC.
filed 2024-02-13
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of February 13, 2024 was 16,270,500 shares.

GPODS, INC.

Part I. Financial Information

Item 1.	Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	March 31, 2023 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,750	$7,429
Prepaid expense	-	-
Total Current Assets	5,750	7,429

Proto-Pod capitalized costs, net of impairment reserves of $261,303 and $261,303 at September 30, 2023 and March 31, 2023, respectively	-	-
Internal use software	92,600	90,200
Intangible asset	-	-

TOTAL ASSETS	$98,350	$97,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$620,350	$545,300
Related party accounts payable	313,600	308,800
Related party accrued compensation	395,000	365,000
Related party loans and notes payable	68,093	69,093
Notes payable	123,726	123,516
Investor stock payable	13,000	13,000
TOTAL LIABILITIES	1,533,769	1,424,709

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,270,500 and 16,270,500 issued and outstanding at September 30, 2023 and March 31, 2023, respectively	16,271	16,271
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	31,520	31,520
Accumulated deficit	(1,483,210)	(1,374,871)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,435,419)	(1,327,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$98,350	$97,629

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three- month period ended September 30, 2023 (unaudited)	For the three- month period ended September 30, 2022 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	35,750	8,500
Legal and accounting expense	-	-
Software development expense – related party	1,200	3,800
Administration expense and other	651	92
Impairment of long-lived assets	-	261,303
Loss before income tax	52,601	288,695

Provision for income tax	-	-
Net loss	$(52,601)	$(288,695)
Basic and diluted loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,210,000

	For the six- month period ended September 30, 2023 (unaudited)	For the six- month period ended September 30, 2022 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	74,250	23,750
Legal and accounting expense	-	-
Software development expense – related party	2,400	3,800
Administration expense and other	889	132
Impairment of long-lived assets	-	261,303
Loss before income tax	107,539	318,985

Provision for income tax	800	800
Net loss	$(108,339)	$(319,785)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,205,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2022	16,200,000	$16,200	$24,541	$(920,929)	$(880,188)

Issuance of 48,000 shares of common stock for cash, $0.001 par value, at $0.10/share	48,000	48	4,752	-	4,800

Net loss – six-month period ended September 30, 2022	-	-	-	(319,785)	(319,785)

Balance – September 30, 2022 (unaudited)	16,248,000	$16,248	$29,293	$(1,240,714)	$(1,195,173)

Balance – March 31, 2023	16,270,500	$16,271	$31,520	$(1,374,871)	$(1,327,080)

Net loss – six-month period ended September 30, 2023	-	-	-	(108,339)	(108,339)

Balance – September 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,483,210)	$(1,435,419)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2022 (unaudited)	16,200,000	$16,200	$24,541	$(952,019)	$(911,278)

Issuance of 48,000 shares of common stock for cash, $0.001 par value, at $0.10/share	48,000	48	4,752	-	4,800

Net loss – three-month period ended September 30, 2022	-	-	-	(288,695)	(288,695)

Balance – September 30, 2022 (unaudited)	16,248,000	$16,248	$29,293	$(1,240,714)	$(1,195,173)

Balance – June 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,430,609)	$(1,382,818)

Net loss – three-month period ended September 30, 2023	-	-	-	(52,601)	(52,601)

Balance – September 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,483,210)	$(1,435,419)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the six- month period ended September 30, 2023 (unaudited)	For the six- month period ended September 30, 2022 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(108,339)	$(319,785)
Impairment of long-lived assets	-	261,303
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	-	-
Change in accounts payable and accrued expense	75,050	24,550
Change in accounts payable – related party	2,400	3,800
Change in accrued expense – related party	30,000	30,000
Net Cash (Used in) Operating Activities	(889)	(132)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs – related party	-	(5,411)
Net Cash (Used in) Investing Activities	-	(5,411)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	4,800
Loan proceeds - related party	-	5,436
Loan payments - related party	(1,000)	-
Loan proceeds – notes payable	210	39
Net Cash (Used in)/ Provided by Financing Activities	(790)	10,275

CHANGE IN CASH	(1,679)	4,732

CASH AT BEGINNING OF PERIOD	7,429	1,658

CASH AT END OF PERIOD	$5,750	$6,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – non-related party	$-	$3,600
Capitalized services - Internal use software – related party	$2,400	$3,800

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no advertising costs were incurred for the three-month and six-month periods ended September 30, 2023 or September 30, 2022.

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

Interim financial statements (September 30, 2023 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months ended September 30, 2023 are not necessarily indicative of the results for the full fiscal year.

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net loss for the six-month period ended September 30, 2023 of $108,339 and as of September 30, 2023 had an accumulated deficit of $1,483,210. The Company as of September 30, 2023 had a negative working capital of $1,528,019. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the three-month and six-month periods ended September 30, 2023 and 2022 we recognized $0 and $0, $0 and $0 in amortization expense, respectively. We amortized these intangible assets over a period of twenty-four (24) months which has been deemed their useful life. Intangible assets were fully amortized as September 30, 2023 and March 31, 2023.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the six-month period ended September 30, 2023, the Company capitalized design costs of $0. The balances at September 30, 2023 and March 31, 2023 for the Company’s Proto-Pod Capitalized Costs were $0 and $0, respectively.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. W270 Systems devotes approximately 50% to 60% of its professional time to our varied smart-phone applications that are expected to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. The Company analyzes the expenditures on a monthly basis to expense or capitalize. For the six-month period ended September 30, 2023, the Company capitalized internal use software costs of $2,400. The balances at September 30, 2023 and March 31, 2023 for Company’s Internal Use Software were $92,600 and $90,200, respectively.

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000, and $30,000 and $30,000 for three-month and six-month periods ended September 30, 2023 and 2022, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. Accrued compensation payable of $395,000 and $365,000 is due and payable as of September 30, 2023 and March 31, 2023, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of September 30, 2023 and March 31, 2023 was $68,043 and $69,043 respectively. During prior years the Company borrowed money from an investor who became a shareholder of the Company through its direct public offering. This amount was negligible and amounted to $50 as of September 30, 2023 and March 31, 2023 owing to this shareholder. As of September 30, 2023 total related party promissory notes was $68,093 which contains Mr. Dolan’s related party note balance of $68,043 and $50 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution which it has capitalized for each period presented. The Company during the six-month period ended September 30, 2023 repaid $1,000 of Mr. Dolan’s related party promissory note.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their ownership in the Company. The related party, was W270 Systems, SA, a Costa Rican corporation, and its principal, Mr. Fry, executed a subscription agreement with the Company and its registered public offering and invested in the Company’s common stock. Mr. Fry received 250,000 shares of common stock of the Company. The related party accounts payable balance for the vendor totaled $308,800 at March 31, 2023 and $313,600 in total at September 30, 2023. For the six-month period ended September 30, 2023 and for the twelve-month period ended March 31, 2023, related party accounts payable balances increased by $4,800 and $16,000, respectively.

Capitalized Internal use – Software increased during the six-month period ended September 30, 2023 by $2,400. As described in Note 3 above the Company capitalizes approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this vendor are expensed as incurred; during the six-month period ended September 30, 2023 this amounted to $2,400. For the six-month period ended September 30, 2023 we capitalized internal use software of $2,400 and expensed $2,400 in software development expenses.

Capitalized costs – prototype increased during the six-month period ended September 30, 2023 by $0. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $0 in costs capitalized, $0 was incurred with respect to the DLE vendor a non-related party, and $0 in costs that our CEO and President, Mr. Dolan had incurred and paid for during the six-month period.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These two (2) notes payable were made in the ordinary course of business. As of September 30, 2023 and March 31, 2023 the Company had $123,726 and $123,516 in outstanding notes payable, respectively.

The Company, during the six-month period ended September 30, 2023 borrowed $210 in funds but did not pay any of the notes payable balances during the period.

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

The Company as of March 31, 2023 and September 30, 2023 had a recorded payable of $13,000 due to these former shareholders.

NOTE 6-INCOME TAXES

At September 30, 2023, the Company had a net operating loss carryforward of $1,483,210, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for September 30, 2023 and March 31, 2023:

Deferred tax asset:	September 30, 2023	March 31, 2023

Net operating loss carryforward	$302,025	$288,725
Total deferred tax asset	302,025	288,725
Less: Valuation allowance	(302,025)	(288,725)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of September 30, 2023 and March 31, 2023 was $302,025 and $288,725, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and six-month periods ended September 30, 2023 and September 30, 2022:

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

At September 30, 2023 and March 31, 2023, there were 16,270,500 and 16,270,500 shares of common stock issued and outstanding, respectively.

NOTE 8-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2023 through February 7, 2024, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

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

As of September 30, 2023, we had limited assets which consisted of; cash and cash equivalents of $5,750, prepaid expense of $0, software development costs of $92,600 and tangible assets directly related to our prototype of $261,303, net of reserve for impairment of $261,303, for a net asset value of $0. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Results of Operations for the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022

	For the three-month period ended September 30, 2023	For the three-month period ended September 30, 2022
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	35,750	8,500
Legal and accounting expense	-	-
Software development and consulting expense – related party	1,200	3,800
Administration expense and other	651	92
Impairment of long-lived assets	-	261,303
(Loss) before provision for income tax	(52,601)	(288,695)
Provision for income tax	-	-
Net loss	$(52,601)	$(288,695)
Basic and diluted loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,210,000

Expenses

Expenses for the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022 were $52,601 and $288,695, respectively. Expenses decreased comparative period over comparative period by $236,094 or a decrease of 81.8%. The primary reason for this is we began preparing in our efforts to be compliant in our regulatory efforts as well as increasing business operations as well as we impaired the entire value of our Proto-Pod prototypes, which was over $260,000. While we wrote off or impaired the entire value of the project, we believe that we can still utilize the dismantled pieces for other projects or development ideas, such as our self-contained mobile unit utilizing a Sprinter-type van. Our CEO has made significant progress on downsizing the original GPod to be all-in a Sprinter-type van that is more mobile than before.

Officer’s compensation - related party was $15,000 for the three-month period ended September 30, 2023 compared to $15,000 for the three-month period ended September 30, 2022. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month.

Consulting expense were $35,750 for the three-month period ended September 30, 2023 compared to $8,500 for the three-month period ended September 30, 2022. Consulting expenses increased comparative period over comparative period by $27,250 or an increase of 320.6%. The primary reason for this is we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $0 for the three-month period ended September 30, 2023 compared to $0 for the three-month period ended September 30, 2022. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs that have been left unattended, Payment that was made was considered partial payment for the missing periods March 31, 2020 through September 30, 2022. The Company expensed the payment in 2022 despite the work continued through the three-month period ended September 30, 2023. The Company expects to incur additional expenses due and owing to our PCAOB audit firm in the next few months.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $1,200 for the three-month period ended September 30, 2023 compared to $3,800 for the three-month period ended September 30, 2022. Software development and consulting expense – related party decreased comparative period over comparative period by $2,600 or a decrease of 68.4%. The primary reason for this is we retained the services of our outside software development firm and we have been sporadic in our needs.

Administrative costs and other expense were $651 for the three-month period ended September 30, 2023 compared to $92 for the three-month period ended September 30, 2022. Administrative costs and other expense remained relatively static comparative period over comparative period.

Impairment of long-lived assets was $0 for the three-month period ended September 30, 2023. During the three-month period ended September 30, 2022 we incurred expenses for impairment of long-lived assets of $261,303. We considered this a one-time expense for the Company and will not experience this type of expense on a yearly basis. Management of the Company determined through a thorough analysis and review that the Proto-Pod was impaired. It was determined that certain events and changes in circumstances surrounding the Proto-Pod’s direction and that its carrying value may not be recoverable. The Company and its management dismantled the Proto-Pod and all of its components, and placed the components in storage to be used for other projects or variations associated with the Proto-Pod. Management impaired the total value of its Proto-Pod as of March 31, 2023. Total reserve for impairment as of March 31, 2023 was $261,303. Reserve for impairment is netted against the Proto-Pod asset value.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022 was $52,601 and $288,695, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,270,500 for the three-month period ended September 30, 2023 compared to 16,210,000 for the three-month period ended September 30, 2022. Basic and diluted loss per share for the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022 was $0.00 and $0.02, respectively.

Results of Operations for the six-month period ended September 30, 2023 compared to the six-month period ended September 30, 2022

	For the six-month period ended September 30, 2023	For the six-month period ended September 30, 2022
Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	74,250	23,750
Legal and accounting expense	-	-
Software development and consulting expense – related party	2,400	3,800
Administration expense and other	889	132
Impairment of long-lived assets	-	261,303
(Loss) before provision for income tax	(107,539)	(318,985)
Provision for income tax	800	800
Net loss	$(108,339)	$(319,785)
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,205,000

Expenses

Expenses for the six-month period ended September 30, 2023 compared to the six-month period ended September 30, 2022 were $107,539 and $318,985, respectively. Expenses decreased comparative period over comparative period by $211,446 or a decrease of 66.3%. The primary reason for this is we began preparing in our efforts to be compliant in our regulatory efforts as well as increasing business operations as well as we impaired the entire value of our Proto-Pod prototypes, which was over $260,000. While we wrote off or impaired the entire value of the project, we believe that we can still utilize the dismantled pieces for other projects or development ideas, such as our self-contained mobile unit utilizing a Sprinter-type van. Our CEO has made significant progress on downsizing the original GPod to be all-in a Sprinter-type van that is more mobile than before.

Officer’s compensation - related party was $30,000 for the six-month period ended September 30, 2023 compared to $30,000 for the six-month period ended September 30, 2022. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month.

Consulting expense were $74,250 for the six-month period ended September 30, 2023 compared to $23,750 for the six-month period ended September 30, 2022. Consulting expenses increased comparative period over comparative period by $50,500 or an increase of 212.6%. The primary reason for this is we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $0 for the six-month period ended September 30, 2023 compared to $0 for the six-month period ended September 30, 2022. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs that have been left unattended, Payment that was made was considered partial payment for the missing periods March 31, 2020 through September 30, 2022. The Company expensed the payment in 2022 despite the work continued through the six-month period ended September 30, 2023. The Company expects to incur additional expenses due and owing to our PCAOB audit firm in the next few months.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $2,400 for the six-month period ended September 30, 2023 compared to $3,800 for the six-month period ended September 30, 2022. Software development and consulting expense – related party decreased comparative period over comparative period by $1,400 or a decrease of 36.8%. The primary reason for this is we retained the services of our outside software development firm and manage the development of our software with strict cost control.

Administrative costs and other expense were $889 for the six-month period ended September 30, 2023 compared to $132 for the six-month period ended September 30, 2022. Administrative costs and other expense remained relatively static comparative period over comparative period.

Impairment of long-lived assets was $0 for the six-month period ended September 30, 2023. During the six-month period ended September 30, 2022 we incurred expenses for impairment of long-lived assets of $261,303. We considered this a one-time expense for the Company and will not experience this type of expense on a yearly basis. Management of the Company determined through a thorough analysis and review that the Proto-Pod was impaired. It was determined that certain events and changes in circumstances surrounding the Proto-Pod’s direction and that its carrying value may not be recoverable. The Company and its management dismantled the Proto-Pod and all of its components, and placed the components in storage to be used for other projects or variations associated with the Proto-Pod. Management impaired the total value of its Proto-Pod as of March 31, 2023. Total reserve for impairment as of March 31, 2023 was $261,303. Reserve for impairment is netted against the Proto-Pod asset value.

Loss before provision for income taxes

Loss before provision for incomes taxes for the six-month period ended September 30, 2023 compared to the six-month period ended September 30, 2022 was $107,539 and $318,985, respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,270,500 for the six-month period ended September 30, 2023 compared to 16,205,000 for the six-month period ended September 30, 2022. Basic and diluted loss per share for the six-month period ended September 30, 2023 compared to the six-month period ended September 30, 2022 was $0.01 and $0.02, respectively.

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

As of September 30, 2023, we owed approximately $1,500,000 (of which a sizeable portion is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of September 30, 2023. As of September 30, 2023, we owed approximately $68,000 in connection with two (2) interest-free demand loans from two (2) related parties, Mr. Dolan and Mr. Fry. As of September 30, 2023, we owed approximately $124,000 from three non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used for working capital. Our cash position was approximately $5,800 at period end September 30, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $98,350 and $97,629 as of September 30, 2023 and March 31, 2023, respectively. We had a negative working capital balance of $1,528,019 and $1,417,280 as of September 30, 2023 and March 31, 2023, respectively. We had a stockholders’ deficit of $1,435,419 and $1,327,080 at September 30, 2023 and March 31, 2023, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2023 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through September 30, 2023 we have had no revenues from our operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

None for the period ending September 30, 2023

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

