Form 10-Q
period 2024-09-30
GPODS, INC.
filed 2024-11-12
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

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

Registrant’s telephone number, including area code: (442)-237-2345

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2024 was 16,270,500 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2024 (unaudited)	March 31, 2024 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,358	$1,708
Prepaid expense	-	-
Total Current Assets	1,358	1,708

Proto-Pod capitalized costs, net of impairment reserves of $0 and $261,303 at September 30, 2024 and March 31, 2024, respectively	-	-
Internal use software	108,600	105,600
Intangible asset	-	-

TOTAL ASSETS	$109,958	$107,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$337,250	$680,850
Related party accounts payable	202,400	339,600
Related party accrued compensation	230,000	425,000
Related party loans and notes payable	76,543	68,043
Notes payable	164,535	161,535
Investor stock payable	-	8,500
TOTAL LIABILITIES	1,010,728	1,683,528

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,270,500 and 16,270,500 issued and outstanding at September 30, 2024 and March 31, 2024, respectively	16,271	16,271
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	406,520	31,520
Accumulated deficit	(1,323,561)	(1,624,011)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(900,770)	(1,576,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$109,958	$107,308

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three- month period ended September 30, 2024 (unaudited)	For the three- month period ended September 30, 2023 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	8,000	35,750
Legal and accounting expense	2,750	-
Software development expense – related party	9,800	1,200
Design and technical expense – Protopod II	11,400	-
Administration expense and other	300	651
	47,250	52,601
Other income and expense:
Debt forgiveness	271,800	-
Gain on sale of asset	100,000	-
	371,800	-
Gain/(loss) before income tax	324,550	(52,601)
Provision for income tax	-	-
Net gain/(loss)	$324,550	$(52,601)
Basic and diluted gain/(loss) per share	$0.02	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

	For the six month period ended September 30, 2024 (unaudited)	For the six- month period ended September 30, 2023 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	16,000	74,250
Legal and accounting expense	2,750	-
Software development expense – related party	9,800	2,400
Design and technical expense – Protopod II	11,400	-
Administration expense and other	600	890
	70,550	107,540
Other income and expense:
Debt forgiveness	271,800	-
Gain on sale of asset	100,000	-
	371,800	-
Gain/(loss) before income tax	301,250	(107,540)
Provision for income tax	(800)	(800)
Net gain/(loss)	$300,450	$(108,340)
Basic and diluted gain/(loss) per share	$0.02	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,430,610)	$(1,382,819)

Net loss – three-month period ended September 30, 2023	-	-	-	(52,601)	(52,601)

Balance – September 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,483,211)	$(1,435,420)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2024 (unaudited)	16,270,500	$16,271	$31,520	$(1,648,111)	$(1,600,320)

Debt forgiveness - related parties	-	-	375,000	-	375,000

Net gain/(loss) – three-month period ended September 30, 2024	-	-	-	324,550	324,550

Balance – September 30, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,323,561)	$(900,770)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2023	16,270,500	$16,271	$31,520	$(1,374,871)	$(1,327,080)

Net loss – six-month period ended September 30, 2023	-	-	-	(108,340)	(108,340)

Balance – September 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,483,211)	$(1,435,420)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2024	16,270,500	$16,271	$31,520	$(1,624,011)	$(1,576,220)

Debt forgiveness - related parties	-	-	375,000	-	375,000

Net gain/(loss) – six-month period ended September 30, 2024	-	-	-	300,450	300,450

Balance – September 30, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,323,561)	$(900,770)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the six- month period ended September 30, 2024 (unaudited)	For the six- month period ended September 30, 2023 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net gain/(loss)	$300,450	$(108,340)
Gain on sale of asset	(100,000)
Gain on extinguishment of debt	(271,800)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in investor payable	(8,500)	-
Change in accounts payable and accrued expense – non-related party	28,200	75,051
Net Cash (Used in) Operating Activities	(51,650)	(33,289)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs – related party	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Change in accounts payable – related party	9,800	2,400
Change in accrued expense – related party	30,000	30,000
Loan proceeds - notes payable	3,000	210
Loan payments - related party	-	(1,000)
Loan proceeds - related party	8,500	-

Net Cash (Used in)/Provided by Financing Activities	51,300	31,610

CHANGE IN CASH	(350)	(1,679)

CASH AT BEGINNING OF PERIOD	1,708	7,429

CASH AT END OF PERIOD	$1,358	$5,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – non-related party	$-	$-
Capitalized services - Internal use software – related party	$3,000	$2,400
Increase in paid in capital from related party debt settlement	$375,000	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The “Company” was incorporated on March 27, 2017 (date of inception) under the laws of the State of Nevada, as GPods, Inc. The Company is headquartered in Southern California and offers its services throughout the continental United States and Canada.

Nature of business

The Company’s business is to provide customers with storage and organization solutions through an assortment of innovative products and unparalleled customer service. The Company will offer its products directly to customers including business-to-business customers, through an e-commerce website and/or call center operation. We provide a self-contained grow-pod solution that streamlines the start-up process and begins generating revenue for the customer in as little time as possible. The GPod system will be designed for ease of operation, allowing customers of all backgrounds and philosophies to immediately start growing quality specialty crops, specifically leafy crops, including many varieties of herbs and spices.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however, no material advertising costs were incurred for the three-month and six-month periods ended September 30, 2024 or September 30, 2023.

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

Interim financial statements (September 30, 2024 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months and six months ended September 30, 2024 are not necessarily indicative of the results for the full fiscal year.

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

As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to our recently completed direct public offering. As a result, the Company incurred a net gain/(loss) for the six-month period ended September 30, 2024 of $300,450 and as of September 30, 2024 had an accumulated deficit of $1,323,561. The Company as of September 30, 2024 had negative working capital of $1,009,370. Additionally, the Company’s activities since inception have been sustained through debt and the long-term deferral of payments to vendors and others.

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

For the three-month and six-month periods ended September 30, 2024 and 2023 we recognized $0 and $0, and $0 and $0 in amortization expense, respectively. We amortized these intangible assets over a period of twenty-four (24) months which was deemed their useful life. Intangible assets were fully amortized as September 30, 2024 and March 31, 2024.

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

The Company determined that certain expenditures paid to certain service providers should be capitalized for accounting purposes. Upon the asset being placed in service the appropriate depreciation or amortization of the asset should begin. The Company determined through detailed analysis and review with its service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has not determined as of this date that expenses for its new version of the Proto-Pod II should be capitalized. The Company analyzes the expenditures on a monthly basis to expense or capitalize. The balance at March 31, 2024 for the Company’s Proto-Pod Capitalized Costs was $0. The Company during the three-month and six-month periods ended September 30, 2024 sold what remained of its Proto-Pod Capitalized Costs to DLE, its vendor who had worked extensively on the Proto-Pod I project. The Company and DLE came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with the commensurate reduction in accounts payable to the vendor.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270 Systems”) that a portion of costs incurred by the Company from W270 Systems’ and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand on the Proto-Pod services. In the past W270 Systems devoted approximately 50% to 60% of its professional time to our varied smart-phone applications that is to be offered by the Company in the near future, and 40% to 50% of its professional time for our in-house use software that will not be made available to the public. Recently in the last three-month period it has been determined that smart-phone application efforts and the capitalization of costs has significantly reduced in percentage of efforts. This is two-fold as the Company believes it is near the end of the smart-phone application development and that commercial launch is imminent. The vendor has validated this determination with its focus on pure software development and maintenance. The Company continues to analyze these expenditures on a monthly basis to expense or capitalize. For the three-month and six-month period ended September 30, 2024, the Company capitalized internal use software costs of $3,000 and $3,000. The balances at September 30, 2024 and March 31, 2024 for Company’s Internal Use Software were $108,600 and $105,600, respectively.

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000, and $30,000 and $30,000 for three-month and six-month periods ended September 30, 2024 and 2023, respectively. The Company continues to employ its founder under an employment agreement which started on March 31, 2017 and provides for a salary of $5,000 per month for the first twelve (12) months, and on March 1st, 2018 increased to $5,500 per month for the next twelve (12) months. This employment agreement administratively terminated on February 28, 2019, both the related party and the Company agreed to limit the annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the period ended September 30, 2024 agreed to cancel or forgive approximately $225,000 of accrued compensation to Mr. Dolan. This was necessary as the Company does not have the financial capabilities to pay Mr. Dolan for this compensation and it was necessary for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan would forgive additional compensation or convert that compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation. Accrued compensation of $230,000 and $425,000 is due and payable as of September 30, 2024 and March 31, 2024, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of September 30, 2024 and March 31, 2024 was $68,043 and $68,043 respectively. During prior years the Company borrowed money from a vendor who became a shareholder of the Company through its direct public offering. This amount was negligible and amounted to $50 owing to this shareholder. Prior to March 31, 2024 we paid this shareholder the amount owed to them. Subsequent to March 31, 2024 and prior to September 30, 2024, the Company approached this vendor/shareholder (as well as most recently Mr. Wesley Fry agreed to join our board of directors) to borrow much needed funds once again. This related party lent the Company $8,500 in August 2024 to cover certain obligations of the Company. As of September 30, 2024 total related party promissory notes were $76,543 which contains Mr. Dolan’s related party note balance of $68,043 and $8,500 owed to Mr. Wesley Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution. The Company during the six-month period ended September 30, 2023 repaid $1,000 of Mr. Dolan’s related party promissory note. The Company during the six-month period ended September 30, 2024 borrowed $8,500 from Mr. Fry through a related party promissory note.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their ownership in the Company. The related party, was W270 Systems, SA, a Costa Rican corporation, and its principal, Mr. Fry, executed a subscription agreement with the Company and its registered public offering and invested in the Company’s common stock. Mr. Fry received 250,000 shares of common stock of the Company. As part of the accrued compensation forgiveness with Mr. Dolan described above, the Company was able to secure vendor accounts payable forgiveness or reduction with W270 Systems, SA of $150,000. The related party accounts payable balance for the vendor totaled $339,600 at March 31, 2024 and $202,400 at September 30, 2024. For the three-month and six-month period ended September 30, 2024 related party accounts payable balances decreased by $132,700.

Capitalized Internal use – Software increased during the three-month and six-month period ended September 30, 2024 by $0. As described in Note 3 above the Company in recent past capitalized approximately 50% (this has changed significantly within the past three months) of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this related party vendor are expensed as incurred; during the three-month and six-month period ended September 30, 2024 this amounted to $9,800. For the three-month and six-month period ended September 30, 2024 we capitalized internal use software of $3,000 and $3,000 and expensed $9,800 and $9,800 in software development expenses, respectively.

Capitalized costs – prototype increased during the three-month and six-month period ended September 30, 2024 by $0. As described in Note 3 above the Company capitalizes approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $0 in costs capitalized, $0 was incurred with respect to the DLE vendor a former related party, and $0 in costs that our CEO and President, Mr. Dolan had incurred and paid for during the three-month and six-month periods. With the sale of the Proto-Pod Capitalized Costs during the three-month and six-month periods, respectively, the Company does not believe that it will incur any capitalized costs with respect to that prototype that is no longer under development, however the Company has begun or embarked on the development of a new prototype that is classified as Proto-Pod II which is centered around recreational vehicle or delivery van sized enclosure that would support the GPods product and services.

The two vendors, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of September 30, 2024 and March 31, 2024 the Company had $164,535 and $161,535 in outstanding notes payable, respectively.

The Company, during the three-month and six-month period ended September 30, 2024 borrowed $3,000 from one of these non-affiliated sources.

Investor Stock Payable

During fiscal year ending March 31, 2021, the Company in connection with its failure to list on the available exchanges made an offer to several of its shareholders to repurchase their shares at the same price that they had originally invested. The Company during June 2020 received executed agreements from 42 investors to purchase their shares for a total of $1,750 enabling the Company to retire 175,000 shares of its common stock. The Company during July 2020 received executed agreements from 2 investors to purchase their shares for a total of $8,750 enabling the Company to retire 875,000 shares of its common stock. The Company during August 2020 received an executed agreement from 1 investor to purchase their shares for a total of $2,500 enabling the Company to retire additional 250,000 shares of its common stock. As of September 30, 2024 all of these former shareholders have been paid in full.

The Company as of March 31, 2024 and September 30, 2024 had a recorded payable of $8,500 and $0 due to these former shareholders.

NOTE 6-INCOME TAXES

At September 30, 2024, the Company had a net operating loss carryforward of $1,323,561, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for September 30, 2024 and March 31, 2024:

Deferred tax asset:	September 30, 2024	March 31, 2024

Net operating loss carryforward	$277,945	$341,045
Total deferred tax asset	277,945	341,045
Less: Valuation allowance	(277,945)	(341,045)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of September 30, 2024 and March 31, 2024 was $277,945 and $341,045, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and six-month periods ended September 30, 2024 and September 30, 2023:

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

At September 30, 2024 and March 31, 2024, there were 16,270,500 and 16,270,500 shares of common stock issued and outstanding, respectively.

NOTE 8-GAIN ON DEBT FORGIVENESS

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company and several of its vendors and Mr. Dolan, its related party, officer and director. The Company and the related party during the six-month period ended September 30, 2024 agreed to cancel or forgive approximately $225,000 of accrued compensation to Mr. Dolan. This was necessary as the Company does not have the financial capabilities to pay Mr. Dolan for this compensation and it was necessary for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable balances. As part of the accrued compensation forgiveness with Mr. Dolan described above and in Note 4, the Company was able to secure vendor accounts payable forgiveness or a reduction with two of its non-related party vendors totaling $371,800.

It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan in the near future would forgive additional accrued compensation or convert that accrued compensation into equity of the Company at the then prevailing price for its common stock. No written agreement was entered into with regards to the remaining accounts payable or future accounts payable for these vendors or with respect to Mr. Dolan’s accrued compensation amounts.

NOTE 9-GAIN ON SALE OF ASSET

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company entered into an agreement to sell the Proto-Pod Capitalized Costs to a non-related party vendor that worked on the Proto-Pod for $100,000. The Proto-Pod Capitalized Costs had been fully reserved for impairment in prior years, therefore any amount received would be considered gain in the period. This transaction closed prior to September 30, 2024 with a satisfaction of accounts payable due and owing to this vendor in the amount of $100,000. The Company recognized a gain of $100,000 on the sale of the asset for the three-month and six-month periods ended September 30, 2024, respectively.

NOTE 10-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2024 through November 7, 2024, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

●	During the month of November 2024, the Company borrowed an additional $3,000 in funds from one of its note’s payable holders. The holders note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

Operations

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of November 12, 2024, we had three employees, Mr. Dolan and two other individuals.

The Company issued 6,000,000 shares of its common stock to Mr. Dolan at inception in exchange for organizational services. Following our formation, we issued an additional 4,000,000 shares of our common stock to Mr. Dolan, in exchange for a business plan, office furniture, design equipment, computing equipment along with other related industry materials that he developed.

As a commercial organic grower, Mr. Dolan was the third employee with Fortuna Organics in Fallbrook, California (located outside of San Diego). Mr. Dolan experienced a significant amount of rudimentary development in indoor organic farming. The first GPod developed with which Mr. Dolan participated in was to support growing in all season, the year-round ability to grow organic produce. This became a completely new approach to organic growing. The green houses moved food production from the lower latitudes (as evidenced in the southern United States), to higher latitudes. While green houses had inherent problems, different light cycle per season of the year, GPods allows the grower to grow year-round. This empowers the grower to control ‘Organic Requirements’, a major concern in the organic growing industry. Never before had the growing industry needed to consider demand for organic produce and its extreme popularity

Another progressive development that Mr. Dolan was involved in was integrating new types of growing processes from drip irrigation and root immersion. Mr. Dolan first visualized the idea of the GPod while working with Fortuna organics. Mr. Dolan’ professional experience has provided him with keen insight into what the indoor grower needs to be successful. Through experimentation and multiple manufacturing trial and errors, Mr. Dolan established the importance of simplicity and automation in the growing process.

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

As of September 30, 2024, we had limited assets which consisted of; cash and cash equivalents of $1,358, prepaid expense of $0, software development costs of $108,600. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of November 12, 2024, the date of this Report, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2024 (dependent on our financing and available working capital), Mr. Dolan will continue to devote at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

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

Results of Operations for the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023

	For the three- month period ended September 30, 2024	For the three- month period ended September 30, 2023
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	8,000	35,750
Legal and accounting expense	2,750	-
Software development and consulting expense – related party	9,800	1,200
Design and technical expense	11,400	-
Administration expense and other	300	651
	(47,250)	(52,601)
Other income and expense	371,800	-
Gain/(loss) before provision for income tax	324,550	(52,601)
Provision for income tax	-	-
Net gain/(loss)	$324,550	$(52,601)
Basic and diluted gain/(loss) per share	$0.02	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

Expenses

Expenses for the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023 were $47,250 and $52,601, respectively. Expenses decreased comparative period over comparative period by $5,351 or a decrease of 10.2%. The primary reason for this is we began our efforts on the Proto-Pod II version as well as increasing our business operations. Officer’s compensation - related party was $15,000 for the three-month period ended September 30, 2024 compared to $15,000 for the three-month period ended September 30, 2023. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month.

Consulting expense were $8,000 for the three-month period ended September 30, 2024 compared to $35,750 for the three-month period ended September 30, 2023. Consulting expenses decreased comparative period over comparative period by $27,750 or a decrease of 77.6%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $2,750 for the three-month period ended September 30, 2024 compared to $0 for the three-month period ended September 30, 2023. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs that have been left unattended, Payments made were considered partial payments on the missing periods March 31, 2020 through September 30, 2023. The Company expensed these payments in 2023 despite the work continued through March, 2024. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $9,800 for the three-month period ended September 30, 2024 compared to $1,200 for the three-month period ended September 30, 2023. Software development and consulting expense – related party increased comparative period over comparative period by $8,600 or an increase of 716.7%. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $11,400 for the three-month period ended September 30, 2024 compared to $0 for the three-month period ended September 30, 2023. Design and technical expense increased comparative period over comparative period by $11,400. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $300 for the three-month period ended September 30, 2024 compared to $651 for the three-month period ended September 30, 2023. Administrative costs and other expense remained relatively static comparative period over comparative period.

Other income or expense were $371,800 for the three-month period ended September 30, 2024 compared to $0 for the three-month period ended September 30, 2023. This was comprised of debt forgiveness of $271,800 and gain on sale of asset (Proto-Pod I) of $100,000 for the three-months ended September 30, 2024. These are one-time events and therefore not comparative for prior periods.

Gain/(loss) before provision for income taxes

Gain/(loss) before provision for incomes taxes for the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023 was $324,550 and $(52,601), respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date besides the one-time sale of the fully reserved for Proto-Pod I asset. Provision for income taxes is specific to the California minimum franchise tax due annually which is incurred in the first quarter of the year. Weighted average common shares outstanding was 16,270,500 for the three-month period ended September 30, 2024 compared to 16,270,500 for the three-month period ended September 30, 2023. Basic and diluted gain/(loss) per share for the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023 was $0.02 and $(0.00), respectively.

Results of Operations for the six-month period ended September 30, 2024 compared to the six-month period ended September 30, 2023

	For the six- month period ended September 30, 2024	For the six- month period ended September 30, 2023
Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	16,000	74,250
Legal and accounting expense	2,750	-
Software development and consulting expense – related party	9,800	2,400
Design and technical expense	11,400	-
Administration expense and other	600	890
	(70,550)	(107,540)
Other income and expense	371,800	-
Gain/(Loss) before provision for income tax	301,250	(107,540)
Provision for income tax	800	800
Net gain/(loss)	$300,450	$(108,340)
Basic and diluted gain/(loss) per share	$0.02	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

Expenses

Expenses for the six-month period ended September 30, 2024 compared to the six-month period ended September 30, 2023 were $70,550 and $107,540, respectively. Expenses decreased comparative period over comparative period by $36,990 or a decrease of 34.4%. The primary reason for this is we began our efforts on the Proto-Pod II version as well as increasing our business operations. Officer’s compensation - related party was $30,000 for the six-month period ended September 30, 2024 compared to $30,000 for the six-month period ended September 30, 2023. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month.

Consulting expense were $16,000 for the six-month period ended September 30, 2024 compared to $74,250 for the six-month period ended September 30, 2023. Consulting expenses decreased comparative period over comparative period by $58,250 or a decrease of 78.5%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $2,750 for the six-month period ended September 30, 2024 compared to $0 for the six-month period ended September 30, 2023. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs that have been left unattended, Payments made were considered partial payments on the missing periods March 31, 2020 through September 30, 2023. The Company expensed these payments in 2023 despite the work continued through March, 2024. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $9,800 for the six-month period ended September 30, 2024 compared to $2,400 for the six-month period ended September 30, 2023. Software development and consulting expense – related party increased comparative period over comparative period by $7,400 or an increase of 308.3%. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $11,400 for the six-month period ended September 30, 2024 compared to $0 for the six-month period ended September 30, 2023. Design and technical expense increased comparative period over comparative period by $11,400. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $600 for the six-month period ended September 30, 2024 compared to $890 for the six-month period ended September 30, 2023. Administrative costs and other expense remained relatively static comparative period over comparative period.

Other income or expense were $371,800 for the six-month period ended September 30, 2024 compared to $0 for the six-month period ended September 30, 2023. This was comprised of debt forgiveness of $271,800 and gain on sale of asset (Proto-Pod I) of $100,000 for the six-months ended September 30, 2024. These are one-time events and therefore not comparative for prior periods.

Gain/(loss) before provision for income taxes

Gain/(loss) before provision for incomes taxes for the six-month period ended September 30, 2024 compared to the six-month period ended September 30, 2023 was $301,250 and $(107,540), respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date besides the one-time sale of the fully reserved for Proto-Pod I asset. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,270,500 for the six-month period ended September 30, 2024 compared to 16,270,500 for the six-month period ended September 30, 2023. Basic and diluted gain/(loss) per share for the six-month period ended September 30, 2024 compared to the six-month period ended September 30, 2023 was $0.02 and $(0.01), respectively.

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

As of September 30, 2024, we owed approximately $1,025,000 (of which $513,000 is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of September 30, 2024. As of September 30, 2024, we owed approximately $77,000 in connection with an interest-free demand loan from two (2) related parties. As of September 30, 2024, we owed approximately $165,000 from three non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used primarily for working capital. Our cash position was approximately $1,400 at period end September 30, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $109,958 and $107,308 as of September 30, 2024 and March 31, 2024, respectively. We had a negative working capital balance of $1,009,370 and $1,681,820 as of September 30, 2024 and March 31, 2024, respectively. We had a stockholders’ deficit of $900,770 and $1,576,220 at September 30, 2024 and March 31, 2024, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2024 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through September 30, 2024 we have had no revenues from our operations, besides the sale of our Proto-Pod Capitalized Costs for $100,000. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

13.	Having only two directors limit our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and CEO has over the Company.

While we have two directors, we have one director who serves as our sole officer and the other director is a vendor and a shareholder of the Company. Accordingly, even with this other director, who is considered independent, we cannot establish board committees comprised of independent members to oversee such functions as compensation or audit issues.

Until we have a larger board of directors that includes at least two independent members, if ever, there will be limited oversight of our CEO’s (and founder’s) decisions and activities with diminished ability for minority shareholders to challenge or reverse such activities and decisions, even if they are not in the best interests of minority shareholders.

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

A small number of shares were sold by the Company (7,500,000) to 61 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost. Recently a number of investor’s shares were reacquired by the Company through an arms-length transaction at $0.01 per share. A total of 45 investors accepted the offer by the Company to acquire their 1,300,000 shares of common stock. The Company will have paid for these shares through the remittance of funds to each shareholder as those funds are available. A shareholder payable of $13,000 was recorded on the books as of September 30, 2020, that balance is currently $0 as of September 30, 2024. As of November 15, 2024 all 45 investors received payment from the Company.

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

We do not have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against self-interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

None for the period ending September 30, 2024

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
Date: November 12, 2024
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	November 12, 2024
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	November 12, 2024
Wesley Fry

