Form 10-Q
period 2024-12-31
GPODS, INC.
filed 2025-02-12
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2024

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

The number of shares of the registrant’s common stock outstanding as of February 12, 2025 was 16,270,500 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	December 31, 2024 (unaudited)	March 31, 2024 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,172	$1,708
Prepaid expense	-	-
Total Current Assets	1,172	1,708

Proto-Pod capitalized costs, net of impairment reserves of $0 and $261,303 at December 31, 2024 and March 31, 2024, respectively	-	-
Internal use software	108,600	105,600
Intangible asset	-	-

TOTAL ASSETS	$109,772	$107,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$365,250	$680,850
Related party accounts payable	222,400	339,600
Related party accrued compensation	245,000	425,000
Related party loans and notes payable	76,543	68,043
Notes payable	174,035	161,535
Investor stock payable	-	8,500
TOTAL LIABILITIES	1,083,228	1,683,528

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 16,270,500 and 16,270,500 issued and outstanding at December 31, 2024 and March 31, 2024, respectively	16,271	16,271
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	406,520	31,520
Accumulated deficit	(1,396,247)	(1,624,011)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(973,456)	(1,576,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$109,772	$107,308

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three- month period ended December 31, 2024 (unaudited)	For the three- month period ended December 31, 2023 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	8,000	32,000
Legal and accounting expense	2,750	3,250
Software development expense – related party	20,000	11,000
Design and technical expense – Protopod II	20,000	-
Administration expense and other	6,936	6,477
	72,686	67,727
Other income and expense:
Debt forgiveness	-	-
Gain on sale of asset	-	-
	-	-
Gain/(loss) before income tax	(72,686)	(67,727)
Provision for income tax	-	-
Net gain/(loss)	$(72,686)	$(67,727)
Basic and diluted gain/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

	For the nine- month period ended December 31, 2024 (unaudited)	For the nine- month period ended December 31, 2023 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$45,000	$45,000
Consulting expense	24,000	106,250
Legal and accounting expense	5,500	3,250
Software development expense – related party	29,800	13,400
Design and technical expense – Protopod II	31,400	-
Administration expense and other	7,536	7,367
	143,236	175,267
Other income and expense:
Debt forgiveness	271,800	-
Gain on sale of asset	100,000	-
	371,800	-
Gain/(loss) before income tax	228,564	(175,267)
Provision for income tax	(800)	(800)
Net gain/(loss)	$227,764	$(176,067)
Basic and diluted gain/(loss) per share	$0.01	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – September 30, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,483,211)	$(1,435,420)
Net loss – three-month period ended December 31, 2023	-	-	-	(67,727)	(67,727)
Balance – December 31, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,550,938)	$(1,503,147)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – September 30, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,323,561)	$(900,770)
Net gain/(loss) – three-month period ended December 31, 2024	-	-	-	(72,686)	(72,686)
Balance – December 31, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,396,247)	$(973,456)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2023	16,270,500	$16,271	$31,520	$(1,374,871)	$(1,327,080)
Net loss – nine-month period ended December 31, 2023	-	-	-	(176,067)	(176,067)
Balance – December 31, 2023 (unaudited)	16,270,500	$16,271	$31,520	$(1,550,938)	$(1,503,147)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2024	16,270,500	$16,271	$31,520	$(1,624,011)	$(1,576,220)
Debt forgiveness - related parties	-	-	375,000	-	375,000
Net gain/(loss) – nine-month period ended December 31, 2024	-	-	-	227,764	227,764
Balance – December 31, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,396,247)	$(973,456)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the nine- month period ended December 31, 2024 (unaudited)	For the nine- month period ended December 31, 2023 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net gain/(loss)	$227,764	$(176,067)
Gain on sale of asset	(100,000)	-
Gain on extinguishment of debt	(271,800)	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in investor payable	(8,500)	(2,000)
Change in accounts payable and accrued expense – non-related party	56,200	107,050
Net Cash (Used in) Operating Activities	(96,336)	(71,017)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs – related party	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Change in accounts payable – related party	29,800	13,400
Change in accrued expense – related party	45,000	45,000
Loan proceeds - notes payable	12,500	9,515
Loan payments - related party	-	(1,000)
Loan proceeds - related party	8,500	-

Net Cash (Used in)/Provided by Financing Activities	95,800	66,915

CHANGE IN CASH	(536)	(4,102)

CASH AT BEGINNING OF PERIOD	1,708	7,429

CASH AT END OF PERIOD	$1,172	$3,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – non-related party	$-	$-
Capitalized services - Internal use software – related party	$3,000	$13,400
Increase in paid in capital from related party debt settlement	$375,000	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(unaudited)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The “Company” was incorporated on March 27, 2017 (date of inception) under the laws of the State of Nevada, as GPods, Inc. The Company is headquartered in Southern California and offers its services throughout the continental United States and Canada.

Nature of business

The Company’s business is to provide customers with various storage and organization solutions through an assortment of innovative products and unparalleled customer service. The Company offers its products directly to customers including business-to-business customers, through an e-commerce website and/or call center operation. We provide a self-contained grow-pod solution that streamlines the start-up process and begins generating revenue for the customer in as little time as possible. The GPod system is designed for ease of operation, allowing customers of all backgrounds and philosophies to immediately start growing quality specialty crops, specifically leafy crops, including many varieties of herbs, spices and plant species.

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

Revenue recognition

The Company recognizes revenue in accordance with the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which products are shipped or fees are earned.

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the three-month and nine-month periods ended December 31, 2024 or December 31, 2023.

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

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company considers the impact of a decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

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

Stock-based compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Stock awards granted to non-employees are to be valued at their respective measurement dates based on the trading price of the Company’s common stock (when available) and recognized as an expense during the period in which the services are provided.

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

Interim financial statements (December 31, 2024 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months and nine months ended December 31, 2024 are not necessarily indicative of the results for the full fiscal year.

These condensed financial statements should be read along with our audited annual financial statements filed on Form 10-K (“Annual Report”) for the period ended March 31, 2024 and notes contained within which was filed with the SEC on or about April 26, 2024.

NOTE 2-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in its development stage and, accordingly, has not yet generated any revenues from its operations. Since inception, the Company has been primarily engaged in its financing activities and executing its business plan of operations. As a result, while the Company incurred a net gain/(loss) for the nine-month period ended December 31, 2024 of $227,764 (a one-time event due to its sale of the Proto-Pod Capitalized Costs) the Company as of December 31, 2024 still had an accumulated deficit of $1,396,247. The Company as of December 31, 2024 had negative working capital of $1,082,056. The Company’s activities since inception have been primarily sustained through the deferral of debt and payments to vendors and others.

The Company intends to raise additional capital through the sale of equity securities, an offering of debt securities, or borrowings from financial institutions and from related and nonrelated parties. Management believes that its actions to secure additional funding provide the Company the opportunity to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above.

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

The Company determined through detailed analysis and review with its non-related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has not determined as of this date whether expenses incurred for its new version of the Proto-Pod II should be capitalized or not. The Company analyzes expenditures on a monthly basis as to whether to expense or to capitalize. The balance at March 31, 2024 for the Company’s Proto-Pod Capitalized Costs was $0. The Company during the three-month and nine-month periods ended December 31, 2024 sold to DLE what remained of its Proto-Pod Capitalized Costs. The Company and vendor came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with the commensurate reduction in accounts payable owed to the vendor.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270”) that a portion of costs incurred by the Company from W270 and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand its services should be capitalized. In the recent past W270 devoted approximately 50% to 60% of its professional time to our varied smart-phone applications that are to be offered by the Company, and 40% to 50% of its professional time for development of our in-house use software that will not be made available to the public. In the last nine-month period it has been determined that our smart-phone application efforts and the capitalization of costs has been significantly reduced in percentage of W270’s efforts. This is two-fold as the Company believes it is near the end of the smart-phone application development and that commercial launch is imminent. The vendor has validated this determination with its focus on pure software development and maintenance. The Company continues to analyze these expenditures on a monthly basis whether to expense or capitalize. For the three-month and nine-month period ended December 31, 2024, the Company capitalized internal use software costs of $3,000 and $3,000. Balances at December 31, 2024 and March 31, 2024 for Company’s Internal Use Software were $108,600 and $105,600, respectively.

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000, and $45,000 and $45,000 for three-month and nine-month periods ended December 31, 2024 and 2023, respectively. The Company employed its founder under an employment agreement which started on March 31, 2017 and provided for a salary of $5,000 per month. This employment agreement was administratively terminated on February 28, 2019, while both the related party and the Company agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the nine-month period ended December 31, 2024 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company does not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation. Accrued compensation of $245,000 and $425,000 is due and payable as of December 31, 2024 and March 31, 2024, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of December 31, 2024 and March 31, 2024 was $68,043 and $68,043 respectively. During prior years the Company borrowed money from a shareholder. This amount was negligible and amounted to $50 owing to this shareholder. Prior to March 31, 2024 we paid this shareholder the amount owed to them. For the nine-month period ended December 31, 2024, the Company approached this shareholder to borrow needed funds once again (as well Mr. Wesley Fry agreed to join our board of directors). This related party lent the Company $8,500 in August 2024 to cover certain obligations of the Company. As of December 31, 2024 total related party promissory notes were $76,543 which contains Mr. Dolan’s related party note balance of $68,043 and $8,500 owed to Mr. Fry. Mr. Fry’s unsecured note payable bears interest at 0% per annum and is due upon demand. Mr. Fry’s total ownership is less than 5% in the Company’s common stock. The Company used these related party funds for working capital purposes. The Company during the nine-month period ended December 31, 2023 repaid $1,000 of Mr. Dolan’s related party promissory note. The Company during the nine-month period ended December 31, 2024 borrowed $8,500 from Mr. Fry through a related party promissory note.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their equity ownership in the Company. The related party, W270, a Costa Rican corporation, and its principal, Mr. Fry, executed a subscription agreement. Mr. Fry received 250,000 shares of common stock of the Company for his investment. As part of the accrued compensation forgiveness with Mr. Dolan described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with W270 of $150,000. The related party accounts payable balance for the vendor totaled $339,600 at March 31, 2024 and $222,400 at December 31, 2024. For the nine-month period ended December 31, 2024 related party accounts payable balances decreased by $117,200 primarily from the debt forgiveness.

Capitalized Internal use – Software increased during the three-month and nine-month period ended December 31, 2024 by $0. As described in Note 3 above the Company in recent past capitalized approximately 50% (this has changed significantly within the past three months) of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to this related party vendor are expensed as incurred; during the three-month and nine-month period ended December 31, 2024 this amounted to $20,000 and $29,800. For the three-month and nine-month period ended December 31, 2024 we capitalized internal use software of $3,000 and $3,000 and expensed $20,000 and $29,800 in software development expenses, respectively.

Capitalized costs – prototype increased during the three-month and nine-month period ended December 31, 2024 by $0. As described in Note 3 above the Company capitalized approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $0 in costs capitalized, $0 was incurred with respect to the DLE vendor a former related party, and $0 in costs that our CEO and President, Mr. Dolan incurred and paid for during the respective three-month and nine-month periods. With the sale of the Proto-Pod Capitalized Costs during the three-month and nine-month periods, respectively, the Company does not believe that it will incur any additional capitalized costs with respect to that derivation of the prototype which is no longer under development; however, the Company has begun or recently embarked upon the development of a new prototype that is classified as Proto-Pod II. The Proto-Pod II is centered upon recreational vehicle or delivery van-sized enclosures that are both fully mobile and supports the GPod product and service vision.

Our two main vendors in production and operations, one a related party and the other a non-related party have agreed to defer all payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of December 31, 2024 and March 31, 2024 the Company had $174,035 and $161,535 in outstanding notes payable, respectively.

The Company, during the three-month and nine-month period ended December 31, 2024 borrowed $9,500 and $12,500 from one of these non-affiliated sources.

Investor Stock Payable

During fiscal year ending March 31, 2021, the Company in connection with its failure to list on the available exchanges made an offer to several of its shareholders to repurchase the shares at the same price that they had originally invested in. The Company in June 2020 received executed agreements from 42 of the investors to repurchase their shares for a total of $1,750 enabling the Company to retire 175,000 shares of its common stock. The Company in July 2020 received executed agreements from 2 of the investors to repurchase their shares for a total of $8,750 enabling the Company to retire an additional 875,000 shares of its common stock. The Company in August 2020 received an executed agreement from 1 investor to repurchase their shares for a total of $2,500 enabling the Company to retire an additional 250,000 shares of its common stock. As of December 31, 2024 all of former investors who executed agreements have been paid in full.

The Company as of March 31, 2024 and December 31, 2024 had a recorded investor stock payable of $8,500 and $0 due to these former investors.

NOTE 6-INCOME TAXES

At December 31, 2024, the Company had a net operating loss carryforward of $1,396,247, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for December 31, 2024 and March 31, 2024:

Deferred tax asset:	December 31, 2024	March 31, 2024

Net operating loss carryforward	$293,185	$341,045
Total deferred tax asset	293,185	341,045
Less: Valuation allowance	(293,185)	(341,045)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of December 31, 2024 and March 31, 2024 was $293,185 and $341,045, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and nine-month periods ended December 31, 2024 and December 31, 2023:

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

During September 2022, the Company began an exempt private placement offering (the “2022 Stock Offering”) of its common stock at a price of $0.10 per share. Total capital raise for the 2022 Stock Offering is $750,000. The 2022 Stock Offering the Company may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due on loans and accrued expense. During the twelve-month period ended March 31, 2024 the Company issued 70,500 shares of its common stock for $7,050 in proceeds. The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering.

Repurchases of common stock. During fiscal year ending March 31, 2020, the Company in connection with its failure to list on the exchange available made an offer to several of its investors to repurchase their shares for the same price that they paid. The Company received executed agreements from 45 investors to repurchase their shares for a total of $13,000 enabling the Company to immediately retire 1,300,000 shares of its common stock to treasury.

At December 31, 2024 and March 31, 2024, there were 16,270,500 and 16,270,500 shares of common stock issued and outstanding, respectively.

NOTE 8-GAIN ON DEBT FORGIVENESS

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company and several of its vendors and Mr. Dolan, its related party, officer and director. The Company and the related party during the nine-month period ended December 31, 2024 agreed to cancel or forgive approximately $225,000 of accrued compensation to Mr. Dolan. This was necessary as the Company does not have the financial capabilities to pay Mr. Dolan for this compensation and it was necessary for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable balances. As part of the accrued compensation forgiveness with Mr. Dolan described above and in Note 4, the Company was able to secure vendor accounts payable forgiveness or a reduction with two of its non-related party vendors totaling $371,800.

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

NOTE 9-GAIN ON SALE OF ASSET

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company entered into an agreement to sell the Proto-Pod Capitalized Costs to a non-related party vendor that worked on the Proto-Pod for $100,000. The Proto-Pod Capitalized Costs had been fully reserved for impairment in prior years, therefore any amount received would be considered gain in the period. This transaction closed prior to September 30, 2024 with a satisfaction of accounts payable due and owing to this vendor in the amount of $100,000. The Company recognized a gain of $0 and $100,000 on the sale of the asset for the three-month and nine-month periods ended December 31, 2024, respectively.

NOTE 10-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2024 through February 8, 2025, the date the financial statements were available to be issued. The Company determined that it had the following reportable events.

●	During the month of February 2025, the Company borrowed an additional $3,000 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

Operations

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of February 12, 2025, we had four employees, Mr. Dolan and three other individuals.

The Company issued 6,000,000 shares of its common stock to Mr. Dolan at inception in exchange for organizational services. Following our formation, we issued an additional 4,000,000 shares of our common stock to Mr. Dolan, in exchange for a business plan, office furniture, design equipment, computing equipment along with other related industry materials that he developed.

As a commercial organic grower, Mr. Dolan was the third employee with Fortuna Organics in Fallbrook, California. Mr. Dolan experienced a significant amount of rudimentary development in indoor organic farming. The first GPod developed with which Mr. Dolan participated in was to support growing in all-seasons, the year-round ability to grow organic produce. This became a completely new approach to organic growing. The green houses moved food production from the lower latitudes (as evidenced in the southern United States), to higher latitudes. While green houses had inherent problems, different light cycle per season of the year, GPods allows the grower to grow year-round. This empowers the grower to control ‘Organic Requirements’, a major concern in the organic growing industry. Never before had the growing industry needed to consider demand for organic produce and its extreme popularity

Another progressive development that Mr. Dolan was involved in was integrating new types of growing processes from drip irrigation and root immersion. Mr. Dolan first visualized the idea of the GPod while working with Fortuna organics. Mr. Dolan’ professional experience has provided him with keen insight into what the indoor grower needs to be successful. Through experimentation and multiple manufacturing trial and errors, Mr. Dolan established the importance of simplicity and automation in the growing process.

This we believe is a vital aspect of the GPods experience. Mr. Dolan maximizes his professional expertise in organic farming industry providing a background for GPods product offerings to transform the green house. Mr. Dolan believes the GPod solution is a revolutionary growing environment that adds benefit to the local community by creating alternative food sources to urban neighborhoods.

We are a development stage company and have no specific financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are in the early stages of executing our business plan. We still have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this sophisticated consumer market. To date, we have not developed a finished product or services and cannot predict when a finished product or services will be developed or externally acquired. We believe that we have a distinct advantage with our founder, and CEO and his industry relationships and the solicitation of their help with growing our business model.

As of December 31, 2024, we had limited assets which consisted of; cash and cash equivalents of $1,172, prepaid expense of $0, software development costs of $108,600. In order to fund the development of our business and our working capital needs for the next 12 months, we continue to attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we need to secure additional financing of between $200,000 and $250,000. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Although not required to validate a trademark, federal registration does provide additional benefits for the trademark owner. Included in these benefits are the right to use the symbol “®” and the right to file a trademark infringement lawsuit in federal court. To maintain these benefits, the owner of a federally registered trademark must make additional periodic filings to keep the registration valid. The first filing must be made between the fifth and sixth years after the trademark’s registration date and is called a “declaration of use” or “section 8 filing.” This informs the USPTO that the trademark is still in use. The second filing is made between the ninth and 10th years after the trademark’s registration date and includes another declaration of use along with an application for renewal. The third and subsequent filings will include a declaration of use and application for renewal and must be done between the ninth and 10th year anniversary after the last filing. We have not registered our trademark.

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

Employees

As of February 12, 2025 , the date of this Report, we had four employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2024 (dependent on our financing and available working capital), Mr. Dolan continues to devote at least 30 hours a week to us. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no agreement with the Company which provides for cash payment of his services. We may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide all administrative and planning work for our product and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan. We have a good relationship with our employees.

The Company’s other three employees work on a part time basis and as needed for specific projects. Their function is to assist Mr. Dolan with operations as well as administrative functions that are necessary to run the business. Mr. Dolan has been compensated through the issuance of common stock in the Company and will continue to defer payment for his services for the near future. It is his belief that these actions are in the best interest of the Company and prospective investors who may invest in the Company’s common stock. We may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

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

Results of Operations for the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023

	For the three- month period ended December 31, 2024	For the three- month period ended December 31, 2023
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	8,000	32,000
Legal and accounting expense	2,750	3,250
Software development and consulting expense – related party	20,000	11,000
Design and technical expense	20,000	-
Administration expense and other	6,936	6,477
	(72,686)	(67,727)
Other income and expense	-	-
Gain/(loss) before provision for income tax	(72,686)	(67,727)
Provision for income tax	-	-
Net gain/(loss)	$(72,686)	$(67,727)
Basic and diluted gain/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

Expenses

Expenses for the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023 were $72,686 and $67,727, respectively. Expenses decreased comparative period over comparative period by $4,959 or a decrease of 7.3%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations. Officer’s compensation - related party was $15,000 for the three-month period ended December 31, 2024 compared to $15,000 for the three-month period ended December 31, 2023. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month.

Consulting expense were $8,000 for the three-month period ended December 31, 2024 compared to $32,000 for the three-month period ended December 31, 2023. Consulting expenses decreased comparative period over comparative period by $24,000 or a decrease of 75.0%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $2,750 for the three-month period ended December 31, 2024 compared to $3,250 for the three-month period ended December 31, 2023. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs that have been left unattended, The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $20,000 for the three-month period ended December 31, 2024 compared to $11,000 for the three-month period ended December 31, 2023. Software development and consulting expense – related party increased comparative period over comparative period by $9,000 or an increase of 81.8%. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $20,000 for the three-month period ended December 31, 2024 compared to $0 for the three-month period ended December 31, 2023. Design and technical expense increased comparative period over comparative period by $20,000. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $6,936 for the three-month period ended December 31, 2024 compared to $6,477 for the three-month period ended December 31, 2023. Administrative costs and other expense remained relatively static comparative period over comparative period.

Gain/(loss) before provision for income taxes

Gain/(loss) before provision for incomes taxes for the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023 was $(72,686) and $(67,727), respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date besides the one-time sale of the fully reserved for Proto-Pod I asset. Provision for income taxes is specific to the California minimum franchise tax due annually which is incurred in the first quarter of the year. Weighted average common shares outstanding was 16,270,500 for the three-month period ended December 31, 2024 compared to 16,270,500 for the three-month period ended December 31, 2023. Basic and diluted gain/(loss) per share for the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023 was $(0.00) and $(0.00), respectively.

Results of Operations for the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023

	For the nine- month period ended December 31, 2024	For the nine- month period ended December 31, 2023
Expenses:
Officer compensation and wage expense – related party	$45,000	$45,000
Consulting expense	24,000	106,250
Legal and accounting expense	5,500	3,250
Software development and consulting expense – related party	29,800	13,400
Design and technical expense	31,400	-
Administration expense and other	7,536	7,367
	(143,236)	(175,267)
Other income and expense	371,800	-
Gain/(Loss) before provision for income tax	228,564	(175,267)
Provision for income tax	800	800
Net gain/(loss)	$227,764	$(176,067)
Basic and diluted gain/(loss) per share	$0.01	$(0.01)
Weighted average common shares outstanding - basic and diluted	16,270,500	16,270,500

Expenses

Expenses for the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023 were $143,236 and $175,267, respectively. Expenses decreased comparative period over comparative period by $32,031 or a decrease of 18.3%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations. Officer’s compensation - related party was $45,000 for the nine-month period ended December 31, 2024 compared to $45,000 for the nine-month period ended December 31, 2023. Officer compensation expense – related party remained static comparative period over comparative period at $5,000 per month.

Consulting expense were $24,000 for the nine-month period ended December 31, 2024 compared to $106,250 for the nine-month period ended December 31, 2023. Consulting expenses decreased comparative period over comparative period by $82,250 or a decrease of 77.4%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $5,500 for the nine-month period ended December 31, 2024 compared to $3,250 for the nine-month period ended December 31, 2023. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs that have been left unattended, The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $29,800 for the nine-month period ended December 31, 2024 compared to $13,400 for the nine-month period ended December 31, 2023. Software development and consulting expense – related party increased comparative period over comparative period by $16,400 or an increase of 122.4%. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $31,400 for the nine-month period ended December 31, 2024 compared to $0 for the nine-month period ended December 31, 2023. Design and technical expense increased comparative period over comparative period by $31,400. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $7,536 for the nine-month period ended December 31, 2024 compared to $7,367 for the nine-month period ended December 31, 2023. Administrative costs and other expense remained relatively static comparative period over comparative period.

Other income or expense were $371,800 for the nine-month period ended December 31, 2024 compared to $0 for the nine-month period ended December 31, 2023. This was comprised of debt forgiveness of $271,800 and gain on sale of asset (Proto-Pod I) of $100,000 for the nine-months ended December 31, 2024. These are one-time events and therefore not comparative for prior periods.

Gain/(loss) before provision for income taxes

Gain/(loss) before provision for incomes taxes for the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023 was $228,564 and $(175,267), respectively. We recorded no provision for federal income taxes. We have not generated any revenues to date besides the one-time sale of the fully reserved for Proto-Pod I asset. Provision for income taxes is specific to the California minimum franchise tax due annually. Weighted average common shares outstanding was 16,270,500 for the nine-month period ended December 31, 2024 compared to 16,270,500 for the nine-month period ended December 31, 2023. Basic and diluted gain/(loss) per share for the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023 was $0.01 and $(0.01), respectively.

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

We do not have any current plans to raise capital through the sale of securities except as described herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and advice that we have received from finance and market professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may give a person a greater feeling of identity with us which may result in increased referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. GPODS, INC. may offer shares of its common stock to settle a portion of the professional fees incurred. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares as settlement of obligations due them.

As of December 31, 2024, we owed approximately $1,075,000 (of which $544,000 is owed to related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of December 31, 2024. As of December 31, 2024, we owed approximately $77,000 in connection with an interest-free demand loan from two (2) related parties. As of December 31, 2024, we owed approximately $175,000 from three non-affiliated parties. The proceeds of loans (both related party and non-related party) and our direct public offering were used primarily for working capital. Our cash position was approximately $1,300 at period end December 31, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a – Risk Factors

The following risk factors should be considered in connection with an evaluation of our business as described above and in our Plan of Operations:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

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

GPODS, INC. is an early-stage company and virtually no financial resources currently available to it. We had tangible assets of $109,772 and $107,308 as of December 31, 2024 and March 31, 2024, respectively. We had a negative working capital balance of $1,082,056 and $1,681,820 as of December 31, 2024 and March 31, 2024, respectively. We had a stockholders’ deficit of $973,456 and $1,576,220 at December 31, 2024 and March 31, 2024, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2024 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from the completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to twelve months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $15,000 and $20,000 per month on operational expenses not directly related to our completed public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $6,000 to $7,000 per month in billable hours for services provided. To date we have not generated any revenues from our business, besides the recent sale of our Proto-Pod Capitalized Costs for $100,000 to one of our main vendors, and our expenses will continue to accrue or be deferred until sufficient financing is obtained to be able to pay for these expenses. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through the date of this Report, we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through December 31, 2024 we have had no revenues from our operations, besides the recent sale of our Proto-Pod Capitalized Costs for $100,000. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our intended product or services will occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

The Company relies on our founder and CEO, Mr. Dolan, for a majority of our business and believes that industry professionals will be an important source of business referrals. However, as is typical within the industry, there are no contractual agreements with consultants or outside reps who may represent our product and services in the marketplace. We currently have no contracts or agreements in place with outside sales reps or industry professionals. No assurances can be given that using outside sales reps or industry professionals will result in any meaningful numbers of sales leads or referrals.

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

Our management and employees are required to commit substantial time to our business affairs and, accordingly, these individuals (particularly our founder and CEO) may have one or more conflicts of interest in allocating professional time among business activities. In the course of other business activities, certain key personnel (particularly our founder and CEO) may become aware of business opportunities which may be appropriate for presentation to us, as well as other businesses with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented to. We cannot provide any assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

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

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

While we have two directors, we have only one director who serves as our sole officer and our other director is a vendor and a shareholder of the Company. Accordingly, even with this other director, who is considered independent, we cannot establish board committees comprised of independent members to oversee such functions as compensation or audit issues.

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

A small number of shares were sold by the Company (7,500,000) to 61 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost. Recently a number of investor’s shares were reacquired by the Company through an arms-length transaction at $0.01 per share. A total of 45 investors accepted the offer from the Company to acquire their respective shares which totaled 1,300,000 shares of the Company’s common stock. The Company paid for these shares through the remittance of funds to each shareholder as those funds were made available. A shareholder payable of $13,000 was recorded on the books as of December 31, 2020, that balance is currently $0 as of December 31, 2024. As of November 15, 2024 all 45 investors received payment from the Company.

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

The broker or dealer must deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Currently there is no established public market for the shares of our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of shares of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 11 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered by them to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

None for the period ending December 31, 2024

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
Date: February 12, 2025
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	February 12, 2025
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	February 12, 2025
Wesley Fry

