Form 10-K
period 2025-03-31
GPODS, INC.
filed 2025-07-14
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Annual period ended March 31, 2025

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

Registrant’s telephone number, including area code: (442) 237-2345

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

The number of shares of the registrant’s common stock outstanding as of July 14, 2025 was 22,770,500 shares.

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

This Report should be read completely and with the understanding that actual results may be materially different from what we expect. The forward-looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “GPods”, “we”, “us” and “our” are references to GPODS, INC. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of July 14, 2025, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2025, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

The Company issued 6,000,000 shares of its common stock to Mr. Dolan at inception in exchange for organizational services. Following our formation, we issued an additional 4,000,000 shares of our common stock to Mr. Dolan, in exchange for a business plan, office furniture, design equipment, computing equipment along with other related industry materials that he developed.

As a commercial organic grower, Mr. Dolan was the third employee with Fortuna Organics in Fallbrook, California (located outside of San Diego). Mr. Dolan experienced a significant amount of rudimentary development in indoor organic farming. The first GPod developed with which Mr. Dolan participated in was to support growing in all season, the year-round ability to grow organic produce. This became a completely new approach to organic growing. The green houses moved food production from the lower latitudes (as evidenced in the southern United States), to higher latitudes. While green houses had inherent problems, different light cycle per season of the year, GPods allows the grower to grow year-round. This empowers the grower to control ‘Organic Requirements’, a major concern in the organic growing industry. Never before had the growing industry needed to consider demand for organic produce and its extreme popularity

Another progressive development Mr. Dolan was involved in was integrating new types of growing processes from drip irrigation and root immersion. Mr. Dolan first visualized the concept of the GPod while working with Fortuna Organics. Mr. Dolan’ professional experience has provided him with keen insight into what the indoor grower needs to be successful. Through experimentation and multiple manufacturing trial and errors, Mr. Dolan established the importance of simplicity and automation in the growing process.

This we believe is a vital aspect of what will be the GPods experience. Mr. Dolan will maximize his professional expertise in organic farming industry providing a background for GPods product offerings to transform the green house. Mr. Dolan believes the GPod solution is a revolutionary growing system that will add benefits to the local community by creating alternative food sources to urban neighborhoods.

We are a development stage company and have limited financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are in the early stages of executing our business plan. We still have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this sophisticated consumer market. To date, we have not developed any finished product or services and cannot predict when a finished product or services will be developed or externally acquired. We believe that we have an advantage with our founder, and CEO and his industry relationships and the solicitation of their help with growing our business model.

As of March 31, 2025, we had limited assets which consisted of; cash and cash equivalents of $405, prepaid expense of $4,675, and software development costs of $108,600. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

Based on the exact nature of our business and expected level of competition, we anticipate continuing to incur operating losses into the foreseeable future. Because we currently do not have a fully developed and ready for market environmentally-friendly, cost-efficient optimized grow system, and our resources are severely limited, we cannot predict if and when we will generate sufficient revenues or whether we will become a viable and sustainable business operations. Accordingly, due to our lack of assets, significant operations and for the foreseeable future the ability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

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

We are building a business that provides indoor self-contained organic growing modules. We are developing an interactive website that provides customization using our extensive interchangeable modules. Our optimized growing system will enable the consumer to create a variety of custom growing systems that meet the grower’s specific needs.

Our intended optimized growing system focused website, ecommerce system and manufacturing facilities outline a three-step method for providing users with what we believe to be a comprehensive approach to provide a turnkey growing system. We believe this approach will provide an experience in home gardening that will become the new way to empower the urban dwell with a sense of satisfaction from bountiful output and will be valued by both the grower and their family and friends. We believe this acceptance within the urban city will provide rapid growth and popularity. We will create a system that easy to use and promotes creativity. This approach will additionally help us in creating long-lasting return customer relationships.

Our business operations will be comprised of two segments: a) an optimized growing system website for micro-farming consumers; and b) integration services for the optimized grow system along with direct sales through retail outlets. The optimized growing system, website, ecommerce solution and back-office framework were developed with the assistance of an established business website firm. The Company developed its initial design of the growing system through the efforts of its founder and CEO, and the design firm. The Company has been working with this design firm for years on an as “needed basis”.

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

The indoor growing trend first came about as a result of people moving to non-conducive growing latitudes, such as the upper mid-west. These people of the north still needed fresh organic produce year-round, so they had to ship in produce half the year or create indoor growing facilities (green-houses). They developed some of the most successful green houses in the world; these greenhouses controlled all the necessary factors to grow plants such as; temperature, humidity, nutrient feeding and various other plant needs. The one factor they could not control was light that would provide year-round growth. As a result of years of development, the indoor growing industry developed high intensity lighting that plants need to flower and produce fruit. Urban residents with little or no space, often limited by Home Owner Associations, are looking for ways to enjoy the art of organic growing, the GPods system enables the urban grower to grow within the confines of his or her garage. GPods are an indoor, self-sustained, closed growing system, they can grow year-round regardless of the temperature or season. Some urban dwellers, who have the space to grow, sometimes lack the time and fortitude to embark on the complex building of their own outdoor garden, GPods are a turnkey solution. The person who has the love for growing but lacks the time to build or do the research necessary to build a successful self-contained growing system can begin immediately via the GPod.

Although outdoor gardens facilitate the growing of vegetables and herbs they have inherent challenges, challenges that the GPod will greatly reduce. The greatest challenge is the ability to grow year-round, GPods high intensity lighting allows for year-round growing. Secondly, the GPod provides complete control of the growing system, thus qualifying as a recognized “Organic” grow. Based on the growth of the famers markets in the United States, we believe that the demographic of customers of the GPod growing system to be at a scale that will allow GPods to sell in high volume at a low price point.

Growing organically the GPod way is the consumer’s path to control over their intake, an attempt to make the foods you serve for your family free of the things they don’t need. It’s argued that organic gardens are impractical, expensive and somewhat strange. Nothing could be further from the truth. It is the way our great grandparents gardened, just inside a controlled system, without the chemical pesticides and synthetic fertilizers.

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

Employees

As of July 14, 2025, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2024 (dependent on our financing and available working capital), Mr. Dolan devoted at least 30 hours a week to us. Mr. Dolan plans to provide that many hours per week during calendar year ending December 31, 2025. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no formal employment agreement with the Company which provides for cash payment of his services.

During the year ended March 31, 2025, the Company and Mr. Dolan negotiated a settlement of a portion of his accrued salary in exchange for equity in the Company. The Company settled $250,000.00 in accrued compensation for 2,500,000 shares of its common stock. During the year ended March 31, 2025 the Company and Mr. Dolan agreed to cancel or forgive indebtedness of $225,000 due and owing to Mr. Dolan. Mr. Dolan, our CEO, utilized this debt relief to obtain forgiveness from several of its vendors.

Due to the above actions and our limited financial condition, we may be limited in seeking the employment of others to assist in our operations. Our founder and CEO’s current plan is to provide most of the administrative and planning work for our product and marketing efforts on his own without any cash compensation. Mr. Dolan will continue to seek other sources of financing for the Company and its business plan. We currently have a good relationship with our employees.

The Company’s other two employees work on a part time basis and as needed for specific projects. Their function is to assist Mr. Dolan in operations as well as certain administrative functions that are necessary to run the business. Mr. Dolan will continue to defer payment for his services. It is his belief that this course is in the best interest of the Company and for any prospective investors who may invest in the Company’s equity. As stated previously we may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” basis pending adequate resources being available or their ability to defer payment for services.

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

Risks Related to the Business

1 .	GPODS, INC. has limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

GPODS, INC. is an early-stage company and limited financial resources currently available to it. We had tangible assets of $113,680 and $107,308 as of March 31, 2025 and March 31, 2024, respectively. We had a negative working capital balance of $510,948 and $1,681,820 as of March 31, 2025 and March 31, 2024, respectively. We had a stockholders’ deficit of $402,348 and $1,576,220 at March 31, 2025 and March 31, 2024, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2025 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consists of loans from several nonaffiliated parties who are business associates of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this Report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $30,000 and $50,000 per month on operational expenses not directly related to our completed public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $10,000 to $15,000 per month in billable hours for services provided. To date we have not generated revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained to be able to pay for these expenses. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through March 31, 2025 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our product or services will continue to occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

The Company’s profitability, if any, could be materially and adversely impacted if our product or services were to experience poor operating results. Our ability to achieve profitability will be dependent on the ability of our product or services to generate sufficient operating cash flow to fund growth or acquisitions. There can be no assurance that our results of operations will be profitable or that our strategy will be successful or even begin to generate sufficient revenues.

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

The Company’s success depends largely on its ability to attract, hire, train and retain highly qualified personnel. Competition for such personnel may be intense. There can be no assurance that the Company will be successful in attracting and retaining the specific personnel it requires to conduct and expand its operations successfully or to differentiate us from our competitors. The Company’s results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified personnel.

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

The Company’s future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company’s quarterly operating results could result from a variety of factors, including changes in revenues, size and timing of orders, changes in the mix of projects, the timing of new offerings by the Company or its competitors, new office or facilities openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified personnel, disruption in sources of related product and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company’s expenses we believe will be based upon, in part, on its expectation as to future or projected sales. If revenue levels are below expectations, operating results are likely to be adversely affected by these revenue levels. Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock could be materially adversely affected.

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

13.	Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and CEO.

We have one director who serves as our sole officer and Chairman of the board. Accordingly, we cannot establish board committees comprised of independent members to oversee such functions as compensation or audit issues. In addition, currently a vote of the board is decided in favor of the chairman (who is our sole officer), which gives him complete control over all corporate issues. While our second board member does place significant oversight over our officers, this is limited with the level of complexity that our board has.

Until we have a much larger board of directors that include independent members, if ever, there will be limited oversight of our CEO’s (and founder’s) decisions and activities with little ability for minority shareholders to challenge or reverse such activities and decisions, even if they are not in the best interests of minority shareholders.

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

A small number of shares were sold by the Company (7,500,000) to 61 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost. A number of our investor’s shares were reacquired by the Company through an arms-length transaction at $0.01 per share. A total of 45 investors accepted the offer by the Company to acquire their 1,300,000 shares of common stock. The Company will have paid for these shares through the remittance of funds to each shareholder as those funds are available. A shareholder payable of $13,000 was recorded on the books as of September 30, 2020. As of January 4, 2025 all 45 of the investors received payment from the Company.

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

We do not have a committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (90,000,000) shares but unissued (67,729,500) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

19.	Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

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

20.	Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this Report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. While we have not contacted a market maker, we will need to contact a market maker to file an application with Financial Industry Regulatory Authority  (“FINRA”) on our behalf. This application would have been done in order to be able to quote the shares of common stock on the over-the-counter bulletin board (“OTCBB”) previously maintained by FINRA commencing only upon the effectiveness of our registration statement which occurred in fiscal year ending March 31, 2019.

The OTCBB was an electronic quotation service provided by the FINRA to its subscribing members for over-the-counter (OTC) trade data for U.S. stocks. Unlike other OTC platforms, OTCBB was a quotation-only service. In 2020, FINRA announced it was winding down the OTCBB, as the bulk of OTC stock trading occurred on OTC Markets Group’s platforms. FINRA officially ceased operations of the OTCBB on Nov. 8, 2021.

A FINRA member market maker selection will be made now that our direct public offering is completed and we have caught up on our public reporting for quarterly and annual financial information. There can be no assurance that a market maker’s application when filed will be accepted by FINRA, and we cannot accurately estimate as to the period of time that the application will require. We are not permitted to file such application on our behalf; this can only be done by a market maker who is a member of FINRA.

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

If we are able to have our shares of common stock quoted on the OTC Markets Group’s platforms, we will then try, through a market maker and it’s clearing firm, to become eligible with the Depository Trust Company (“DTC”) in order to permit our shares to trade electronically. Generally, if an issuer is not “DTC-eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the current realities of the marketplace, means that shares of an issuer will not be traded. Technically the shares of an issuer may be traded manually between accounts, but this takes days, sometimes weeks, and is not a realistic option for issuers. While DTC-eligibility is not a requirement to trade on the OTC Markets Group’s platforms, it is a necessity to process trades if an issuers’ securities are going to trade with any volume. There are no assurances that our shares of common stock will ever become DTC-eligible or, if they do how long it will take to accomplish.

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

21.	Any market that develops will be subject to the penny stock regulations and restrictions pertaining to low priced stocks.

The trading of our securities, if any, will be in the over-the-counter markets such as OTCQX, OTCQB or OTC-Open Market trading platforms as maintained by OTCMarkets Group, Inc. (the “OTC Market”). As a result, investors will find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

OTCQX - This is considered the highest tier of OTC Markets’ securities based on the amount of available information. In order to be eligible for the OTCQX tier, the reporting companies must be current on all regulatory disclosures, maintain audited financials, and may not be a penny stock as that term is defined below, or a shell corporation, or in bankruptcy.

OTCQB - This tier is designed for early-stage or growth companies. Reporting companies must have a minimum bid price of $0.01. These reporting companies must be current in their regulatory reporting and have audited annual financials in accordance with U.S. GAAP. Similar to OTCQX, these reporting companies may not be in bankruptcy.

Pink Market (“OTC Pink Sheets”) - This tier is also known as the Open Market. There are no minimum financial standards in terms of regulation, and it can include a wide variety of companies, including foreign companies, penny stock companies, shell companies, and other firms that choose not to provide or disclose financial information. Within the Pink Market, companies are classified as showing current or limited information.

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

22.	The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

23.	Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

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

24.	Our board of directors (consisting of two persons) have the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors have the authority to fix and determine the relative rights and preferences of the preferred stock. Our board of directors have the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to redemption of the shares, together with a premium, prior to the redemption of the shares of our common stock.

25.	The ability of our founder and CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

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

26.	A significant portion of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended.

A significant portion of our outstanding shares of common stock (16,500,000 of the 22,770,500 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of the revisions to Rule 144 (effective December 31, 2008) there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

27.	We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay dividends on our common stock at any time in the foreseeable future. The payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

28.	We are an “emerging growth company” and cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

29.	Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

Because of the size of our board of directors and the limited number of independent directors, we do not have independent audit or compensation committees. As a result, our board of directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against self-interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

30.	You may have limited access to information regarding our business because our obligations to file periodic reports with the Securities and Exchange Commission could be automatically suspended under certain circumstances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have processes to assess, identify and manage risks from cybersecurity threats as a part of our overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. We engage certain external advisors to enhance our cybersecurity oversight where necessary. Whereas a member of our board of directors, Mr. Wesley Fry, is a cybersecurity expert.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we endeavor to undertake the below listed activities:

●	Monitor emerging data protection laws in conjunction with our advisors and implement changes to our processes to comply;
●	Maintain firewall and virus protection software, and two factor authentication logins to servers; and
●	Seek to obtain a cybersecurity insurance policy where necessary.

As part of the above processes, we will engage with third party service providers, beyond our board member, to review our cybersecurity program and help identify areas for continued focus, improvement, and compliance.

Our processes also include assessing cybersecurity threat risks associated with the use of third-party service providers in the normal course of business use. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party service providers, including due diligence on the third parties that have access to our systems and facilities that house our critical systems and data.

Our board of directors is responsible for oversight of our risk assessment, risk management and cybersecurity risks. Our board of directors engage in discussions with management on cybersecurity-related news and discuss any updates to our cybersecurity risk management and strategy programs that are necessary.

As of the date of this Report, we have not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

ITEM 2. PROPERTIES

Our offices are located at and our mailing address is 1035 East Vista Way, Vista, California 92084. This space is currently used by us and one other business that Mr. Dolan operates from this location. The property from which we conduct our primary operations from is rented by Mr. Dolan in his personal capacity. Mr. Dolan does not charge us and he currently pays for all the utilities and maintenance costs required by the use of this facility. There is no written lease agreement and we are under a month-to-month verbal agreement to use this facility at no cost to the Company. The Company utilizes storage and other space on as needed basis from several of its investors or vendors. We do not compensate them for this usage and operate under a verbal agreement as well.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any established national stock exchange. While our common stock we believe will be quoted on the OTC-Pink Sheets market system upon initial application, there most likely will be a very limited public market for the shares of our common stock, with little to no trades of our common stock that will take place in any given time. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

We plan to apply for listing on the OTCQB market as maintained by OTC Markets.

Shareholders of Record

As of July 14, 2025, an aggregate of 22,770,500 shares of our common stock were issued and outstanding and owned by 30 shareholders of record.

Recent Sales of Unregistered Securities

The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering.

During the twelve-month period ended March 31, 2025 the Company issued 6,500,000 shares of its $0.001 par value common stock, for approximately $650,000 of value, in exchange for the settlement of certain accounts payable, notes payable and accrued compensation amounts.

Repurchase of Equity Securities

We have no current plans, programs or other arrangements in regard to repurchases of our common stock beyond the one million three hundred thousand shares of common stock that occurred in or around September 2020.

Dividends

We have not since March 27, 2017 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors (the “Board” or the “Board of Directors”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

None.

Subsequent Issuances after Year-End

None

All of the above-described issuances were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through July 14, 2025 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low-cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts in anticipation of our completed direct public offering.

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

We are building a company that provides turn-key stand-alone grow modules intended to fit in a standard size garage. We are developing an environmentally sound, cost-efficient optimized grow-system (“optimized growing system”) that provides customization of the GPod layout with interchangeable modules to match the growers’ needs. Our optimized growing system will enable consumers to modify and enhance their GPod layout to create custom systems with modifications such as thicker/thinner insulated walls, automated growing systems (i.e. hydroponic and aeroponic based), environmental controls (heating/cooling/humidity/arid), flood trays, drip systems, and lighting choices (LED, incandescent, infrared, ultraviolet, etc.). The user will have access to the latest technological advancements and trends in the horticultural world, while staying well within the guidelines of organic growing as currently understood.

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

We believe that our environmentally optimized growing system division (once developed, if at all) may begin to generate sufficient revenues earlier than the corporate direct sales (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Industry Overview

Aspiring urban organic growers who are challenged may find history interesting that the modular growing systems were invented by horticultural engineers as early as the 19th century. Famous botanist George Arends saw the need for year-round growing to accomplish the success in his prolific perennials. These controlled systems were expensive and therefore limited in size; therefore, he was always trying to make the limited space available more productive. George Arends (1862-1952) of Ronsdorf, Germany was a prolific breeder of perennials. Best known for his cultivars of False Spirea (Astilbe), with perhaps 95% of those sold today belonging to the arendsii species, he also bred Bergenia, Sedum, Phlox and Campanula. Between 1902 and 1952 Arends introduced over 74 cultivars of Astilbe, with the bronze leaf and red flowered ‘Fanal’ in 1933 the first of its type.

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

The Future and Proto Pod-II

The van conversion business transforms standard cargo or passenger vans into custom living spaces, catering to the growing demand for mobile lifestyles and adventure travel. We believe that this business can offer both ready-made converted vans for sale and conversion services for customer-owned vehicles, targeting outdoor enthusiasts, digital nomads, and those seeking alternative housing solutions. The market is currently experiencing robust growth, driven by trends in remote work, travel, and sustainability making it perfect for our Proto Pod-II experience.

Overview - The Model: Custom van conversions (both ready-made vans for sale and custom conversion services for client-owned vehicles). The Market: Adventure travelers, van life enthusiasts, digital nomads, and eco-conscious consumers. The Selling Proposition: High-quality, handcrafted conversions with options for sustainable materials and advanced off-grid technology.

Market - The global van conversion market was valued at approximately $2.5 billion in 2024 and is projected to reach approximately $4.8 billion by 2033, with a compound annual growth rate (“CAGR”) of 7.5%. We believe that demand will be fueled by: The rise of van life culture and remote work. Desire for cost-effective, flexible travel and living options. Growing interest in eco-friendly and electric van conversions. Key competitors include established conversion shops and DIY builders. Differentiation can be achieved through design quality, customization, and customer service.

Products and Services - Ready-Made Camper Vans: Purchase and convert vans, then sell as turnkey living spaces. Higher profit margins but longer sales cycles. Custom Conversion Services: Convert customer-supplied vans to their specifications. Lower margins but quicker turnaround and less inventory risk. Upgrade Packages: Solar power, water systems, insulation, heating/cooling, custom cabinetry, and tech integration. Consulting & Design: For DIY customers seeking professional guidance.

Planning - Facility: Workshop for conversions, storage, and client consultations. Team: Skilled carpenters, electricians, plumbers, and project managers. Start small, scale as demand grows. Suppliers: Source sustainable and high-quality materials in bulk to control costs. Process: Standardize workflows for efficiency—planning, metalwork, electrics, insulation, carpentry, water/gas, and furnishings. Project Management: Use digital tools to track progress, manage timelines, and communicate with clients.

Sales and Marketing - Digital Presence: Professional website with portfolio, pricing, and customer testimonials. Social media: Active Instagram, YouTube, and Facebook accounts showcasing builds and behind-the-scenes content. Leverage daily updates and van tours to attract buyers. Events: Attend RV, van life, and outdoor expos. Partnerships: Collaborate with campgrounds, adventure outfitters, and travel influencers. Referral Program: Incentivize satisfied customers to refer new clients.

Legal and Regulatory - Business Registration: Obtain appropriate licenses and permits for your location. Insurance: Commercial auto, general liability, and property insurance. Certifications: Use licensed professionals for plumbing, electrical, and propane installations. Secure necessary permits and inspections. Vehicle Titling: Assist clients with title transfers and registration.

Risk - Inventory: Selling ready-made vans can tie up capital; balance with custom conversion services for steady cash flow. Market: Monitor trends and adjust offerings (e.g., electric van conversions, off-grid tech) to stay competitive. Quality: Maintain high standards to build reputation and secure referrals.

A van conversion business incorporating the Proto Pod-II concept offers strong growth potential by combining craftsmanship, design, and adventure. The Company’s success will depend on efficient operations, standout marketing, and delivering exceptional customer experiences. With the right strategy, this new business segment we believe can capture a significant share of a thriving and evolving market that is available to the Company.

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

Necessity for Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate sizeable revenue within the next 12 to 18 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our cash requirements. As of the date of this Report we have received approximately $68,000 in loans from our majority shareholder, as well as interest free loans from business associates of our founder in the amount of $172,000. We expect these amounts will increase substantially over the next few months as the next phase of operations is rolled out.

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

Results of Operations for the twelve-month period ended March 31, 2025 compared to the twelve-month period ended March 31, 2024

	For the year ended March 31, 2025	For the year ended March 31, 2024
Expenses:
Officer compensation and wage expense – related party	60,000	60,000
Consulting expense	40,500	134,750
Legal and accounting expense	8,250	29,250
Design and technical expense – related party	52,200	-
Software development and consulting expense – related party	57,200	15,400
Administration expense and other	4,778	9,740
	(222,928)	(249,140)

Operating income (loss)	(222,928)	(249,140)

Other income and expense	250,000	-
Income/(Loss) before provision for income tax	27,072	(249,140)
Provision for income tax	-	-
Net income/(loss)	$27,072	$(249,140)
Basic and diluted income/(loss) per share	$0.00	$(0.02)
Weighted average common shares outstanding - basic and diluted	16,448,500	16,270,500

Expenses

Expenses for the twelve-month period ended March 31, 2025 compared to the twelve-month period ended March 31, 2024 were $222,928 and $249,140, respectively. Expenses decreased year over year by $26,212 or a decrease of 10.5%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations.

Officer’s compensation - related party was $60,000 for the twelve-month period ended March 31, 2025 compared to $60,000 for the twelve-month period ended March 31, 2024. Officer compensation expense – related party remained static year over year. We and Mr. Dolan agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as we do not currently have the financial capabilities to pay Mr. Dolan for this accrued compensation. As a requirement by us Mr. Dolan was to forgive a portion of his compensation in order for us to receive concessions from several of our vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors at the time that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation. Subsequent to the $225,000 in forgiveness and prior to year-end the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. We removed approximately $475,000 in accrued compensation from the balance sheet.

Consulting expenses were $40,500 for the twelve-month period ended March 31, 2025 compared to $134,750 for the twelve-month period ended March 31, 2024. Consulting expense decreased year over year by $94,250 or a decrease of 69.9%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $8,250 for the twelve-month period ended March 31, 2025 compared to $29,250 for the twelve-month period ended March 31, 2024. Legal and accounting expenses decreased comparative period over comparative period by $21,000 or a decrease of 71.8%. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $57,200 for the twelve-month period ended March 31, 2025 compared to $15,400 for the twelve-month period ended March 31, 2024. Software development and consulting expense – related party increased year over year by $41,800 or an increase of 271.4%. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $52,200 for the twelve-month period ended March 31, 2025 compared to $0 for the twelve-month period ended March 31, 2024. Design and technical expense increased significantly comparative period over comparative period by $52,200. The primary reason for this is we significantly increased our need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $4,778 for the twelve-month period ended March 31, 2025 compared to $9,740 for the twelve-month period ended March 31, 2024. Administrative costs and other expense decreased year over year by $4,962 or a decrease of 50.1%. Administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis.

Other income or expense were $250,000 for the twelve-month period ended March 31, 2025 compared to $0 for the twelve-month period ended March 31, 2025. This was comprised of debt forgiveness of $150,000 (previously $271,800, of which $121,800 was subsequently reclassified to additional paid in capital due to the nature of the transaction was with a related party), and a gain on sale of asset – related party of $100,000 for the twelve-months ended March 31, 2025. These were both one-time events and therefore not comparative for prior periods.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the twelve-month period ended March 31, 2025 compared to the twelve-month period ended March 31, 2024 was $27,072 and $(249,140), respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 16,448,500 for the twelve-month period ended March 31, 2025 compared to 16,270,500 for the twelve-month period ended March 31, 2024. Basic and diluted income/(loss) per share for the twelve-month period ended March 31, 2025 compared to the twelve-month period ended March 31, 2024 was $0.00 and $(0.02), respectively.

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

We do not have any current plans to raise capital through the sale of securities except as described herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and advice that we have received from finance and market professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give a person a greater feeling of identity with us which may result in increased referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. As presented in our audited financial statements to this Report the Company offered shares of its common stock to settle certain accounts payable and other obligations. The price at which the Company settled these debts were the same or comparable to what is being offered in our amended 2022 private placement offering. No further negotiations have taken place with any other professionals or vendors at this time.

As of March 31, 2025, we owed approximately $500,000 (of which approximately $100,000 is owed to various related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of March 31, 2025. As of March 31, 2025, we owed approximately $31,000 in connection with three (3) interest-free demand loans from three (3) related parties, Mr. Dolan, Mr. Estus and Mr. Fry. As of March 31, 2025, we owed approximately $172,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) were used for working capital. Our cash position was approximately $400 at March 31, 2025. During the twelve-month period ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. We increased our additional paid in capital balance by over $1.3 million which consisted of debt forgiveness from various related parties, and the exchange of debt obligations into common stock of the Company.

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

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2025 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our financial condition. The adoption had no material impact on our financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption had no material impact on our financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by July 14, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently evaluating the potential impact of this guidance on our financial statements.

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

MARCH 31, 2025

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

Report of Independent Registered Public Accounting Firm

To the Shareholders & Board of Directors

GPods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPods, Inc. as of March 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

July 9, 2025

GPODS, INC.

BALANCE SHEETS

	March 31, 2025	March 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$405	$1,708
Prepaid expense	4,675	-
Total Current Assets	5,080	1,708

OTHER ASSETS:
Proto-Pod capitalized costs, net of impairment reserve of $0 and $261,303 at March 31, 2025 and March 31, 2024, respectively	-	-
Internal use software	108,600	105,600
Total Other Assets	108,600	105,600

TOTAL ASSETS	$113,680	$107,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$250,350	$680,850
Related party accounts payable (see Note 4)	52,000	339,600
Related party accrued compensation expense (see Note 4)	10,000	425,000
Related party loans and notes payable (see Note 4)	31,543	68,043
Notes payable	172,135	161,535
Investor stock payable	-	8,500
TOTAL LIABILITIES	516,028	1,683,528

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,770,500 and 16,270,500 issued and outstanding at March 31, 2025 and March 31, 2024, respectively	22,771	16,271
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,171,820	31,520
Accumulated deficit	(1,596,939)	(1,624,011)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(402,348)	(1,576,220)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$113,680	$107,308

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2025	For the year ended March 31, 2024

Expenses:
Officer compensation and wage expense – related party	60,000	60,000
Consulting expense	40,500	134,750
Legal and accounting expense	8,250	29,250
Design and technical expense – related party	52,200	-
Software development expense – related party	57,200	15,400
Administrative expense and other	4,778	9,740
Total expenses	222,928	249,140

Operating income (loss)	(222,928)	(249,140)

Other income and expense:
Debt forgiveness	150,000	-
Gain on sale of asset– related party	100,000	-
Total other income and expense	250,000	-

Income/(loss) before income tax	27,072	(249,140)
Provision for income tax	-	-
Net income/(loss)	$27,072	$(249,140)
Basic and diluted gain/(loss) per share	$0.00	$(0.02)
Weighted average common shares outstanding - basic and diluted	16,448,500	16,270,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2023	16,270,500	$16,271	$31,520	$(1,374,871)	$(1,327,080)

Net loss – for the twelve months ended March 31, 2024	-	-	-	(249,140)	(249,140)

Balance – March 31, 2024	16,270,500	16,271	31,520	(1,624,011)	(1,576,220)

Debt forgiveness from related party transactions	-	-	375,000	-	375,000

Reclassification of debt forgiveness due to change in status of non-related party	-	-	121,800	-	121,800

Issuance of common stock in exchange for settlement of related party loans and notes payable – fair value of $0.10 per share, $0.001 par value	500,000	500	49,500	-	50,000

Issuance of common stock in exchange for settlement of related party accrued compensation - $0.10 per share, $0.001 par value	2,500,000	2,500	247,500	-	250,000

Issuance of common stock in exchange for settlement of related party accounts payable - $0.10 per share, $0.001 par value	3,500,000	3,500	346,500	-	350,000

Net income/(loss) – for the twelve months ended March 31, 2025	-	-	-	27,072	27,072

Balance – March 31, 2025	22,770,500	$22,771	$1,171,820	$(1,596,939)	$(402,348)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2025	For the year ended March 31, 2024

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$27,072	$(249,140)
Gain on extinguishment of debt	(150,000)	-
Related party – gain on sale of asset	(100,000)	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense and other	(4,675)	-
Change in accounts payable and accrued expense - other	41,300	135,550
Change in investor payable	(8,500)	(4,500)
Net Cash (Used in) Operating Activities	(194,803)	(118,090)

CASH FLOW FROM INVESTING ACTIVITIES
Capitalized proto-pod costs – related party	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Change in accounts payable – related party	109,400	15,400
Change in accrued expense – related party	60,000	60,000
Loan proceeds – non-related party	15,600	38,019
Loan payments - related party	-	(1,050)
Loan proceeds - related party	8,500	-
Net Cash Provided by Financing Activities	193,500	112,369

CHANGE IN CASH	(1,303)	(5,721)

CASH AT BEGINNING OF PERIOD	1,708	7,429

CASH AT END OF PERIOD	$405	$1,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Proto-pod costs – non-related party	$-	$-
Capitalized services - Internal use software – related party	$3,000	$15,400
Increase in paid in capital from related party debt settlement	$496,800	$-
Issuance of equity in exchange for notes payable – related party	$50,000	$-
Issuance of equity in exchange for accounts payable – related party	$350,000	$-
Issuance of equity in exchange for accrued compensation – related party	$200,000	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2025

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

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the year ended March 31, 2025 or March 31, 2024.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

As noted above, the Company is in its development stage and, accordingly, has not yet generated sufficient or reoccurring revenues from its operations. Since inception, the Company has been primarily engaged in financing activities and executing its plan of operations. As a result, the Company from one-off or one-time transactions incurred, net income from operations for the twelve-month period ended March 31, 2025 was $27,072. This reduced our accumulated deficit of $1,596,939 as of March 31, 2025. The Company as of March 31, 2025 still continues to have a negative working capital balance of $510,948. The Company’s activities since inception have primarily been sustained through the deferral of debt and payments to vendors and others.

The Company intends to raise additional capital through the sale of equity securities, the offering of debt securities, or borrowings from financial institutions and both related and nonrelated parties. Management believes that its actions to secure additional funding provide the Company the opportunity to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above.

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 3-INTANGIBLE ASSETS AND CAPITALIZED COSTS (CONTINUED)

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

The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has not determined as to whether expenses incurred for its new version of the Proto-Pod II should be capitalized or not. The Company analyzes expenditures on a monthly basis as to whether to expense or to capitalize. The balance at March 31, 2025 for the Company’s Proto-Pod Capitalized Costs was $0. The Company during the twelve-month period ending March 31, 2025 sold to DLE what remained of its Proto-Pod Capitalized Costs. The Company and vendor came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with a commensurate reduction in accounts payable due and owing to the vendor. The Company recognized $100,000 gain on sale of asset from the disposition of the Proto-Pod Capitalized Costs and was disclosed as a related party transaction within its Statement of Operations.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270”) that a portion of costs incurred by the Company from W270 and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand its services should be capitalized. In the recent past W270 devoted approximately 50% to 60% of its professional time to our varied smart-phone applications that are to be offered by the Company, and 40% to 50% of its professional time for development of our in-house use software that will not be made available to the public. It has been determined that our smart-phone application efforts and the capitalization of such costs significantly dropped as a percentage of W270’s overall efforts. This is two-fold as the Company believes it is near the end of its smart-phone application development, with commercial launch imminent, as well as the launch of the in-house internal use software. The vendor validated this determination with its focus on pure software development and maintenance. The Company continues to analyze these expenditures on a monthly basis as to whether to expense or capitalize such costs. For the twelve-month period ended March 31, 2025, the Company capitalized internal use software development costs of $3,000. Balances at March 31, 2025 and March 31, 2024 for Company’s Internal Use Software were $108,600 and $105,600, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $60,000 and $60,000 for twelve-month periods ended March 31, 2025 and 2024, respectively. The Company and its founder/related party agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the twelve-month period ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company did not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation at the time. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. Accrued compensation payable of $10,000 and $425,000 is due and payable as of March 31, 2025 and March 31, 2024, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settled approximately $50,000 of related party promissory note(s) due to Mr. Dolan in exchange for 500,000 shares of its common equity stock. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of March 31, 2025 and 2024 was $18,043 and $68,043 respectively. During prior years the Company borrowed money from a shareholder. This amount was negligible and amounted to $50 due and owing to this shareholder. During the twelve-month period ending March 31, 2024, we paid this shareholder back the $50 owed to them. For the twelve-month period ended March 31, 2025, the Company approached this shareholder to borrow needed funds once again (as well Mr. Fry agreed to join our board of directors). This related party lent the Company $8,500 in August of 2024 to cover certain obligations of the Company. With the exchange of certain accounts payable for equity in the Company, Mr. David Estus became a related party. For the year ended March 31, 2022 the Company borrowed $5,000 from Mr. Estus. Therefore Mr. Estus is a related party due to his ownership in the Company.

As of March 31, 2025 total related party promissory notes were $31,543 which consists of Mr. Dolans related party note payable balance of $18,043, $5,000 owed to Mr. Estus, and another $8,500 owed to Mr. Fry. Mr. Fry’s and Mr. Estus’ unsecured notes payable bear interest at 0% per annum and is due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their equity ownership in the Company. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with W270 of $150,000. Subsequent to the forgiveness of the accounts payable balance, and prior to year-end, the Company and W270 agreed to settle another $200,000 in accounts payable due and owing to W270 in exchange for 2,000,000 shares of its common equity stock.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2025 due to their equity ownership in the Company. The related party, DLE Consulting (“DLE”), and its principal, Mr. Estus, executed a subscription agreement on March 27, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with DLE of $121,800. In accordance with GAAP, we are required to reclassify what was initially a gain on settlement of debt forgiveness in the 4th quarter of fiscal year ending March 31, 2025 to an increase in additional paid in capital balance. Additionally, during the 2nd quarter of fiscal year ending March 31, 2025, DLE and the Company entered into an agreement to purchase the Proto-Pod Capitalized Costs for a pre-determined price of $100,000 which was considered fair value for the assets. The Proto-Pod Capitalized Costs was fully reserved for impairment. This transaction closed in September 2024 with a satisfaction of accounts payable due and owing to DLE in the amount of $100,000. Subsequent to the forgiveness of the accounts payable balance and gain on sale of the asset, and prior to year-end, the Company and DLE agreed to settle another $150,000 in accounts payable due and owing to DLE in exchange for 1,500,000 shares of its common equity stock. Upon acceptance of equity in the Company DLE became a related party requiring any transaction with DLE to be in compliance with related party disclosure for the entire period presented.

The related party accounts payable balance for the vendors totaled $339,600 at March 31, 2024 and $52,000 at March 31, 2025.

Capitalized internal use – software increased during the twelve-month period ended March 31, 2025 by $3,000. As described in Note 3 above the Company capitalized approximately 50% (this changed significantly in the period presented) of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to W270 are expensed as incurred; during the twelve-month period ended March 31, 2025 this amounted to $57,200 which is characterized as Software development expense – related party.

Capitalized costs – prototype increased during the twelve-month period ended March 31, 2025 by $0. As described in Note 3 above the Company capitalized approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $0 in costs capitalized, $0 was incurred with respect to the DLE, and $0 in costs that our CEO and President, Mr. Dolan incurred and paid for during the twelve-month period. With the sale of the Proto-Pod Capitalized Costs during the twelve-month period, the Company does not believe that it will incur any additional capitalized costs with respect to that derivation of the prototype which is no longer under development; however, the Company has begun or recently embarked upon the development of a new prototype that has been classified as Proto-Pod II. The Proto-Pod II is centered upon recreational vehicle or delivery van-sized enclosures that are both fully mobile and supports the GPod product and service vision. Other costs incurred with respect to DLE are expensed as incurred; during the twelve-month period ended March 31, 2025 this amounted to $52,200 which is characterized as Design and technical expense – related party.

Our two significant vendors in production and operations, both now related parties have agreed to continue to defer any cash payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of March 31, 2025 and March 31, 2024 the Company had $172,135 and $161,535 in outstanding notes payable, respectively.

The Company, during the twelve-month period ended March 31, 2025, received proceeds of $15,600 from two of its notes payable holders. No payments were made during the twelve-month period ended March 31, 2025. The Company, during the twelve-month period ended March 31, 2024, received proceeds of $38,019 and no payments were made to the note payable holders. The Company has no plans on repaying the promissory notes payable and may seek to convert these notes payable into common stock of the Company or through some other means.

Investor Stock Payable

During the twelve-month period ended March 31, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to a number of its shareholders to repurchase their shares at the same price that they had originally invested in. As of March 31, 2025 all of the former investors who executed these agreements have been paid in full.

As of March 31, 2025 and March 31, 2024 the Company had $0 and $8,500 in outstanding investor stock payable due to these 45 former shareholders, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 6-INCOME TAXES

At March 31, 2025, the Company had a net operating loss carryforward of $1,596,939, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for March 31, 2025 and 2024:

Deferred tax asset:	March 31, 2025	March 31, 2024

Net operating loss carryforward	$335,360	$341,045
Total deferred tax asset	335,360	341,045
Less: Valuation allowance	(335,360)	(341,045)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of March 31, 2025 and March 31, 2024 was $335,360 and $341,045, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the twelve-month periods ending March 31, 2025 and March 31, 2024:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on March 31, 2025 and 2024 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. For reporting purposes, we previously included state minimum franchise tax as a component of income taxes for the period reported. In accordance with ASC 740 we have included this minimum franchise tax in administrative expense and other in our Statement of Operations.

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

MARCH 31, 2025

NOTE 7-SHARE CAPITAL (CONTINUED)

Common stock

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

During September 2022, the Company began an exempt private placement offering (the “2022 Stock Offering”) of its common stock at a price of $0.10 per share. Total capital raise for the 2022 Stock Offering is $750,000. The 2022 Stock Offering the Company may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due on loans and accrued expense. The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering. During the twelve-month period ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments.

At March 31, 2025 and March 31, 2024, there were 22,770,500 and 16,270,500 shares of common stock issued and outstanding, respectively.

NOTE 8-GAIN ON DEBT FORGIVENESS

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company and several of its vendors and Mr. Dolan, its related party, officer and director. The Company and the related party during the twelve-month period ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation to Mr. Dolan for no consideration. This was economically necessary as the Company does not have the financial capabilities to pay Mr. Dolan for his accrued compensation and it was necessary for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that too had sizeable liability or financial balances with the Company. As part of the accrued compensation forgiveness with Mr. Dolan described above and in Note 4, the Company was able to secure vendor accounts payable forgiveness or a reduction with one of its non-related party vendors totaling $150,000 reflected in our Statement of Operations. Furthermore, the Company was able to secure vendor accounts payable forgiveness or reductions with two of its related party vendors totaling $271,800 reflected as an increase in additional paid in capital within our Statement of Stockholders’ Equity.

NOTE 9-GAIN ON SALE OF ASSET - RELATED PARTY

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company entered into an agreement to sell the Proto-Pod Capitalized Costs to a (at the time) non-related party vendor that performed services on the Proto-Pod for $100,000. The Proto-Pod Capitalized Costs had been fully reserved for impairment in prior years, therefore any amount received would be considered a gain on sale in the period received or executed. This transaction closed prior to September 30, 2024 with a satisfaction of accounts payable due and owing to this (now a related party) vendor in the amount of $100,000. The Company recognized gain on the sale of $100,000 from the disposition of the asset during the twelve-month period ended March 31, 2025 as reflected in our Statement of Operations. No cost pertaining to the sale was recognized as the Company had fully reserved for impairment of the asset in prior periods.

NOTE 10-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2025 through the date the financial statements were issued, July 9, 2025. The Company determined that it had the following reportable events.

●	During the months of May and June 2025, the Company borrowed an additional $5,000 and $5,000 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all our directors and executive officers and key management personnel as of July 14, 2025. Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are elected or appointed to serve until the next board of directors meeting which may follow the annual meeting of stockholders. Provided is a brief description of the business experience of each director and executive officer and key management personnel during the past five years and indication of directorships held by (if any) of each director in other companies subject to the reporting requirements under the Federal Securities Acts.

Name	Age	Position
Robert L. Dolan	41	Chairman, CEO (Principal Executive Officer) CFO (Principal Financial and Accounting Officer)
Wesley T. Fry	64	Member of the Board of Directors

Robert L. Dolan, Chairman, CEO, CFO

Mr. Dolan is currently the Company’s sole officer in the dual capacity of CEO, CFO and Chairman of the Company’s board of directors. He has held these positions since March 27, 2017. He is responsible for all duties required of a corporate officer and the development of the business. From May 2005 through the 2024, Mr. Dolan served as a principal with a commercial organic farm located in Southern California, Fortuna Farms. He was instrumental in starting Fortuna Farms with an extensive background in indoor organic growing melding with traditional farming. Mr. Dolan regularly attends trade shows, subscribes to industry publications, and visits local farmers and growers to stay abreast of the newest technologies and the most advanced methods used in the industry. Farming is not a job for him, it’s a part of his identity, inheritance, and legacy continuously growing his base of knowledge. Mr. Dolan holds an Associate Degree in Horticulture with an emphasis in hydroponic automation received from California State University, San Marcos. Mr. Dolan has earned a number of industry awards for his unique designs as well as local recognition for his concepts in hydroponic automation, use and sustainability.

Wesley T. Fry, Director

Mr. Fry joined the Company as a member of the board of directors on December 15, 2024. Mr. Fry through his wholly-owned corporation W270, SA, a Costa Rican corporation provides services as an information technology consultant for various businesses. Mr. Fry from 2008 through 2012 served as Network Operation Shift Manager and Lead for a leading DOD contractor at the North Island Naval Air Station, San Diego. Mr. Fry previously served as Network Administrator for a leading DOD contractor at the Naval Amphibious Base – Coronado, with which he served from 2006 through 2007. Mr. Fry previously served as Network Deployment Lead for a leading subcontractor that provided their services to such companies as Cisco Systems and Home Depot with which he served from 2001 through 2006. Mr. Fry has managed IT consulting operations ranging from start-ups to $500 million in annual sales. Mr. Fry was involved with some of the earliest innovators in VOIP (Voice over the Internet Protocol).

Possible Potential Conflicts

The OTC Market Group on which we plan to have our shares of common stock quoted does not currently have any director independence requirements. OTC stocks that do meet specific requirements are quoted in OTC Market Group’s OTCQX and OTCQB marketplaces.

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

Currently we have two directors, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are identified and terms of employment are mutually negotiated and agreed, particularly when we have sufficient capital resources and cash flow to make such offers.

In an effort to resolve potential conflicts of interest, we previously entered into a written agreement with Mr. Dolan specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us.

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

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and requirements of these committees or when we may have sufficient members to establish such committees. See “Executive Compensation” hereinafter.

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

Director Nominations

As of March 31, 2025, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the twelve months ended March 31, 2025 and 2024, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Dolan CEO, CFO and Director (1) (2)	2025	60,000	-	-	-	-	-	-	60,000
	2024	60,000	-	-	-	-	-	-	60,000

The Company had an employment arrangement with Mr. Dolan for services which administratively terminated on February 28, 2019. We initially entered into this agreement on March 27, 2017. Mr. Dolan’s compensation was not based on any percentage of profits or other financial calculations. Mr. Dolan as a board member makes decisions determining the amount and timing of payment for his compensation and, for the immediate future, Mr. Dolan has elected not to receive payment of compensation which permits us to meet our day-day financial obligations. Mr. Dolan’s compensation was deferred until at such time that we receive sufficient financing or that we no longer are a going concern. During the twelve months ended March 31, 2025 the Company and Mr. Dolan came to an agreement to cancel certain outstanding obligations of the Company due and owing to Mr. Dolan. Pursuant to the agreement Mr. Dolan forgave $225,000 in past due compensation, tendered another $250,000 in past due compensation or accrued compensation for 2,500,000 shares of the Company’s common stock and exchanged $50,000 in amounts due to Mr. Dolan for expenditures incurred by Mr. Dolan in exchange for 500,000 shares of the Company’s common stock. As part of this agreement, the Company was able to leverage Mr. Dolan’s forgiveness of certain debts, the exchange of equity for amounts due to Mr. Dolan to obtain forgiveness of certain debts from several vendors as well as the exchange of equity for amounts due to several vendors. This would have not occurred without the cooperation of Mr. Dolan.

(1)	Mr. Dolan was previously employed by the Company under an employment agreement that provided for initially a $5,000/month salary increasing in the second (2nd) year to $5,500/month salary. The Company and Mr. Dolan mutually agreed to defer the payment of compensation until as such time the Company is able to with sufficient financing and/or it ceases to be a going concern. Mr. Dolan currently receives an accrued salary of $60,000 per year which is through a verbal agreement and understanding with the Company. While the previous (and now terminated) agreement called for annual increases, Mr. Dolan and the Board of Directors agreed to keep the compensation to $5,000/month until the Company achieves financing in excess of $750,000.
(2)	Mr. Dolan converted $250,000 in past due compensation in exchange for 2,500,000 shares of the Company’s common stock at a price of $0.10 per share. This occurred on around March 28, 2025. The Company has not issued the shares as of this date. Mr. Dolan additionally forgave $225,000 in past due compensation for no consideration, this occurred prior to or by December 31, 2024. The Company currently has a small balance that is due to Mr. Dolan for past due compensation at March 31, 2025.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended March 31, 2025. The Company had no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended March 31, 2025. The Company had no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2025 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as to key consultants (of which there are none).

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2025.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Dolan(1)	$-	$-	$-	$-	$-	$-	$-

Wesley Fry(2)	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Dolan provides his services as a director to the Company for no compensation or expense.

(2) Mr. Fry provides his services as a director to the Company for no compensation or expense.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2025. The Company has no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2025. The Company has no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2025. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of July 14, 2025 we had 22,770,500 shares of common stock outstanding which are held by 30 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the Board of Directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of July 14, 2025; of all directors and executive officers of GPods, Inc.; and of our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Robert Dolan (3)	13,000,000	57.09%

Common	Wesley Fry (4)	2,250,000	9.88%

Common	David Estus (5)	1,500,000	6.59%

	All Directors and Officers as a group (2 persons)	15,250,000	66.97%

(1)	The address for purposes of this table is 1035 East Vista Way, Vista, California 92084.

(2)	Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3)	Upon inception Mr. Dolan received 6,000,000 shares for services and 4,000,000 shares for selling certain intangible and tangible assets to the Company on April 20, 2017. Mr. Dolan received an additional 500,000 shares and 2,500,000 shares for the settlement of certain liabilities due and owing by the Company to Mr. Dolan. The shares were issued in March 2025 and the exchanges qualify as consideration for investment under the 2022 private placement offering memorandum.

(4)

Pursuant to our direct public offering Mr. Fry received 250,000 shares for $2,500.00 in consideration. On March 28, 2025 Mr. Fry received 2,000,000 shares as settlement of certain liabilities due and owing by the Company to Mr. Fry. The exchange qualifies as consideration for investment under the 2022 private placement offering memorandum.

(5)	On March 28, 2025 Mr. Estus received 1,500,000 shares as settlement for certain liabilities due and owing by the Company to Mr. Estus. The exchange qualifies as consideration for investment under the 2022 private placement offering memorandum.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock. There were 22,770,500 shares of our common stock issued and outstanding as of March 31, 2025 held by thirty shareholders of record:

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

Shareholder Matters

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us; our shares will probably be considered penny stocks for the foreseeable future. Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files a report under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2025 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($1,000); and
●	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

For both our office and mailing address it is 1035 East Vista Way, Vista, California 92084. This space is currently used by us and other businesses that Mr. Dolan operates. There is no written lease agreement and we operate under a month-month verbal agreement to use this facility with Mr. Dolan.

We recorded compensation expense of $60,000 to Mr. Dolan for the year ending March 31, 2025. The Company and Mr. Dolan during the twelve-month period ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company did not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation at the time. During the year ending March 31, 2025, we entered into several settlement agreements with certain holders of debt with the Company. Two of those transactions occurred with CEO and founder Mr. Dolan. Mr. Dolan and the Board of Directors agreed that Mr. Dolan would exchange $50,000 of his related party notes payable balance for 500,000 shares of its common stock equity with a par value of $0.001 per share under the terms of the 2022 private placement memorandum offering which is currently set at $0.10 per share. Mr. Dolan and the Company executed this transaction in early March 2025. In addition, Mr. Dolan and the Board of Directors agreed that Mr. Dolan would exchange $250,000 of his accrued compensation payable balance for 2,500,000 shares of its common stock equity with a par value of $0.001 per share under the terms of the 2022 private placement memorandum offering for $0.10 per share. During March 2025 we issued 3 million shares of our common stock to Mr. Dolan for approximately $300,000 in value. The Company and Mr. Dolan prior to December 31, 2024 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan at the time. This was operationally necessary as the Company did not have the financial capabilities to pay Mr. Dolan for this compensation and it was a necessary requirement for Mr. Dolan to forgive a portion of his past due compensation in order to receive concessions from several of its vendors who also had sizeable accounts payable balances. Mr. Dolan received no consideration for the cancellation of this indebtedness.

We recorded software development expense – related party of $57,200 to W270, SA which is 100% owned by a member of the Board of Directors, Mr. Fry, for the year ending March 31, 2025. We borrowed approximately $8,500 from Mr. Fry to pay for working capital costs for the year ending March 31, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with W270, SA of $150,000. During the year ending March 31, 2025, we entered into a settlement agreement with Mr. Fry and W270, SA a vendor of the Company. This transaction occurred with Mr. Fry, the related party. Mr. Fry and the Board of Directors agreed that related party would exchange $200,000 of related party accounts payable balance for 2,000,000 shares of its common stock equity with a par of $0.001 per share under the terms of the 2022 private placement memorandum offering. Mr. Fry executed this transaction in late March 2025. We issued another 2 million shares of our common stock to Mr. Fry for approximately $200,000 in value prior to March 31, 2025. Mr. Fry received no consideration for the cancellation of this indebtedness.

We recorded Design and technical expense – related party of $52,200 to DLE Consulting which is 100% owned by Mr. Estus, for the year ending March 31, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with DLE Consulting of $121,800. In accordance with GAAP, we are required to reclassify what was initially a gain on settlement of debt forgiveness to an increase in additional paid in capital balance. Additionally, during the year ending March 31, 2025, DLE Consulting and the Company entered into an agreement to purchase the Proto-Pod Capitalized Costs for a pre-determined price of $100,000. The Proto-Pod Capitalized Costs had been fully reserved for impairment in prior years, therefore any amount received would be considered 100% gain from the sale of the asset in the period received. This transaction closed in September 2024 with a satisfaction of accounts payable due and owing to DLE Consulting in the amount of $100,000. During the year ending March 31, 2025, we entered into a settlement agreement with Mr. Estus and DLE Consulting a vendor of the Company. This transaction occurred with Mr. Estus, the related party. Mr. Estus and the Board of Directors agreed that related party would exchange $150,000 of related party accounts payable balance for 1,500,000 shares of its common stock equity with a par of $0.001 per share under the terms of the 2022 private placement memorandum offering. Mr. Estus executed this transaction in late March 2025. We issued 1.5 million shares of our common stock to Mr. Estus for approximately $150,000 in value prior to March 31, 2025. Mr. Estus received no consideration for the cancellation of this indebtedness.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB market as maintained by OTCMarkets Group, Inc. does not have director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mr. Dolan is not an independent director because Mr. Dolan currently serves as an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Michael Gillespie & Associates, PLLC, a professional limited liability company (“MGA”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2025 and March 31, 2024 and fees billed for other services rendered by MGA during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2025	March 31, 2024
Audit fees (1)	$8,250	$29,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$8,250	$29,250

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2025 and March 31, 2024, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Exhibits

No.	Description
3.1	Articles of Incorporation *
3.2	By-Laws *
10.1#**	Agreement and Mutual Release – Robert Dolan dated March 14, 2025
10.2#**	Agreement and Mutual Release – Robert Dolan dated March 14, 2025
10.3#**	Agreement and Mutual Release - W270, S.A. dated March 27, 2025
10.4#**	Agreement and Mutual Release – DLE Consulting dated March 27, 2025
14.1	Code of Ethics *
31.1#**	Certification of Chief Executive Officer
31.2#**	Certification of Chief Financial Officer
32.1#**	Certifications of Chief Executive Officer
32.2#**	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document¥
101.SCH	Inline XBRL Taxonomy Extension Schema¥
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase¥
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase¥
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase¥
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase¥
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* - Previously filed with our Form S-1 registration statement submitted to the Commission on August 2, 2018.

# Filed herewith.

** Furnished herewith.

¥ The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPODS, INC.
(Registrant)

Date: July 14, 2025
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer,
Treasurer, Chairman, CFO (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	July 14, 2025
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	July 14, 2025
Wesley Fry

