Form 10-Q
period 2025-06-30
GPODS, INC.
filed 2025-08-11
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2025 was 22,790,500 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025 (unaudited)	March 31, 2025 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$105	$405
Prepaid expense	3,055	4,675
Total Current Assets	3,160	5,080

Internal use software	108,600	108,600

TOTAL ASSETS	$111,760	$113,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$283,650	$250,350
Related party accounts payable	107,200	52,000
Related party accrued compensation	25,000	10,000
Related party loans and notes payable	31,543	31,543
Notes payable	182,070	172,135
Investor stock payable	-	-
TOTAL LIABILITIES	629,463	516,028

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,770,500 and 22,770,500 issued and outstanding at June 30, 2025 and March 31, 2025, respectively	22,771	22,771
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,171,820	1,171,820
Accumulated deficit	(1,712,294)	(1,596,939)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(517,703)	(402,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$111,760	$113,680

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three-month period ended June 30, 2025 (unaudited)	For the three-month period ended June 30, 2024 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	32,500	8,000
Legal and accounting expense	9,500	-
Software development expense – related party	28,800	-
Design and technical expense – related party	26,400	-
Design and technical expense – non-related party	-	-
Administration expense and other	3,155	1,100
	115,355	24,100

Operating income (loss)	(115,355)	(24,100)

Income/(loss) before income tax	(115,355)	(24,100)
Provision for income tax	-	-
Net income/(loss)	$(115,355)	$(24,100)
Basic and diluted income/(loss) per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	22,770,500	16,270,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2024	16,270,500	$16,271	$31,520	$(1,624,011)	$(1,576,220)
Net loss – three-month period ended June 30, 2024	-	-	-	(24,100)	(24,100)
Balance – June 30, 2024 (unaudited)	16,270,500	$16,271	$31,520	$(1,648,111)	$(1,600,320)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2025	22,770,500	$22,771	$1,171,820	$(1,596,939)	$(402,348)
Net loss – three-month period ended June 30, 2025	-	-	-	(115,355)	(115,355)
Balance – June 30, 2025 (unaudited)	22,770,500	$22,771	$1,171,820	$(1,712,294)	$(517,703)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the three-month period ended June 30, 2025 (unaudited)	For the three-month period ended June 30, 2024 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(115,355)	$(24,100)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	1,620	-
Change in accounts payable and accrued expense – non-related party	33,300	8,800
Net Cash (Used in) Operating Activities	(80,435)	(15,300)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Change in accounts payable – related party	55,200	-
Change in accrued expense – related party	15,000	15,000
Loan proceeds - notes payable	9,935	-

Net Cash (Used in)/Provided by Financing Activities	80,135	15,000

CHANGE IN CASH	(300)	(300)

CASH AT BEGINNING OF PERIOD	405	1,708

CASH AT END OF PERIOD	$105	$1,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the three-month period ended June 30, 2025 or March 31, 2024.

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

Interim financial statements (June 30, 2025 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months ended June 30, 2025 are not necessarily indicative of the results for a full fiscal year.

These condensed financial statements should be read along with our audited annual financial statements filed on Form 10-K (the “Annual Report”) for the period ended March 31, 2025 and notes contained within which was filed with the SEC on or about July 14, 2025.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in its development stage and, accordingly, has not yet generated sufficient or reoccurring revenues from its operations. Since inception, the Company has been primarily engaged in financing activities and executing its plan of operations. As a result, the Company incurred a net loss from operations for the three-month period ended June 30, 2025 of $115,355. This increased our accumulated deficit to $1,712,294 as of June 30, 2025. The Company as of June 30, 2025 continues to have a negative working capital balance of $626,303. The Company’s activities since inception have primarily been sustained through the deferral of debt and payments to vendors and others.

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

NOTE 3 - INTANGIBLE ASSETS AND CAPITALIZED COSTS

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

The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has not determined as to whether expenses incurred for its new version of the Proto-Pod II should be capitalized or not. The Company analyzes expenditures on a monthly basis as to whether to expense or to capitalize. The balance at March 31, 2025 for the Company’s Proto-Pod Capitalized Costs was $0. The Company during the year ending March 31, 2025 sold to DLE what remained of its Proto-Pod Capitalized Costs. The Company and vendor came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with a commensurate reduction in accounts payable due and owing to the vendor. The Company for the year ending March 31, 2025 recognized a $100,000 gain on sale of asset from the disposition of the Proto-Pod Capitalized Costs and was disclosed as a related party transaction within its Statement of Operations in our Annual Report.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270”) that a portion of costs incurred by the Company from W270 and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand its services should be capitalized. In prior years W270 devoted approximately 50% to 60% of its professional time to our varied smart-phone applications that are to be offered by the Company, and 40% to 50% of its professional time for development of our in-house use software that will not be made available to the public. It has been determined that our smart-phone application efforts and the capitalization of such costs significantly dropped as a percentage of W270’s overall efforts. This is two-fold as the Company believes it is near the end of its smart-phone application development, with commercial launch imminent, as well as the launch of the in-house internal use software. The vendor validated this determination with its focus on pure software development and maintenance. The Company continues to analyze these expenditures on a monthly basis as to whether to expense or capitalize such costs. For the three-month period ended June 30, 2025, the Company capitalized internal use software development costs of $0. Balances at June 30, 2025 and March 31, 2025 for Company’s Internal Use Software were $108,600 and $108,600, respectively.

NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000 for three-month periods ended June 30, 2025 and 2024, respectively. The Company and its founder/related party agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the year ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company did not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation at the time. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. Accrued compensation payable of $25,000 and $10,000 is due and payable as of June 30, 2025 and March 31, 2025, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settled approximately $50,000 of related party promissory note(s) due to Mr. Dolan in exchange for 500,000 shares of its common equity stock. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of June 30, 2025 and March 31, 2025 was $18,043 and $18,043 respectively. During prior years the Company borrowed money from a shareholder. This amount was negligible and amounted to $50 due and owing to this shareholder. During the year ending March 31, 2024, we paid this shareholder back the $50 owed to them. For the year ended March 31, 2025, the Company approached this shareholder to borrow needed funds once again (as well Mr. Fry agreed to join our board of directors). This related party lent the Company $8,500 in August of 2024 to cover certain obligations of the Company. With the exchange of certain accounts payable for equity in the Company, Mr. David Estus became a related party. For the year ended March 31, 2022 the Company had borrowed $5,000 from Mr. Estus. Therefore, as of March 31, 2023 Mr. Estus is a related party due to his ownership in the Company.

As of June 30, 2025 total related party promissory notes were $31,543 which consists of Mr. Dolans related party note payable balance of $18,043, $5,000 owed to Mr. Estus, and another $8,500 owed to Mr. Fry. Mr. Fry’s and Mr. Estus’ unsecured notes payable bear interest at 0% per annum and is due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their equity ownership in the Company. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with W270 of $150,000. Subsequent to the forgiveness of the accounts payable balance, and prior to the year-end March 31, 2025, the Company and W270 agreed to settle another $200,000 in accounts payable due and owing to W270 in exchange for 2,000,000 shares of its common equity stock.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2025 due to their equity ownership in the Company. The related party, DLE Consulting (“DLE”), and its principal, Mr. Estus, executed a subscription agreement on March 27, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with DLE of $121,800. In accordance with GAAP, we were required to reclassify what was initially a gain on settlement of debt forgiveness in the 4th quarter of fiscal year ending March 31, 2025 to an increase in additional paid in capital balance. Additionally, during the 2nd quarter of fiscal year ending March 31, 2025, DLE and the Company entered into an agreement to purchase the Proto-Pod Capitalized Costs for a pre-determined price of $100,000 which was considered fair value for the assets. The Proto-Pod Capitalized Costs were fully reserved for impairment. This transaction closed during September 2024 with a satisfaction of accounts payable due and owing to DLE in the amount of $100,000. Subsequent to the forgiveness of the accounts payable balance and gain on sale of the asset, and prior to year-end, the Company and DLE agreed to settle another $150,000 in accounts payable due and owing to DLE in exchange for 1,500,000 shares of its common equity stock. Upon acceptance of equity in the Company DLE became a related party requiring any transaction with DLE to be in compliance with related party disclosure for periods presented.

The related party accounts payable balance for the vendors totaled $107,200 at June 30, 2025 and $52,000 at March 31, 2025.

Capitalized internal use – software increased during the three-month period ended June 30, 2025 by $0. As described in Note 3 above the Company previously capitalized approximately 50% (this changed significantly in the periods presented) of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to W270 are expensed as incurred; during the three-month period ended June 30, 2025 this amounted to $28,800 which is characterized as Software development expense – related party.

Capitalized costs – prototype increased during the three-month period ended June 30, 2025 by $0. As described in Note 3 above the Company previously capitalized approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. With the sale of the Proto-Pod Capitalized Costs during the three-month period, the Company does not believe that it will incur any additional capitalized costs with respect to that derivation of the prototype which is no longer under development; however, the Company has begun or recently embarked upon the development of a new prototype that has been classified as Proto-Pod II. The Proto-Pod II is centered upon recreational vehicle or delivery van-sized enclosures that are both fully mobile and supports the GPod product and service vision. Other costs incurred with respect to DLE are expensed as incurred; during the three-month period ended June 30, 2025 this amounted to $26,400 which is characterized as Design and technical expense – related party.

Our two significant vendors in production and operations, both now related parties have agreed to continue to defer any cash payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5 - NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of June 30, 2025 and March 31, 2025 the Company had $182,070 and $172,135 in outstanding notes payable, respectively.

The Company, during the three-month period ended June 30, 2025, received proceeds of $9,935 from one of its notes payable holders. No payments were made during the three-month period ended June 30, 2025. The Company, during the three-month period ended June 30, 2024, received proceeds of $0 and no payments were made to the note payable holders. The Company has no plans on repaying the promissory notes payable and may seek to convert these notes payable into common stock of the Company or through some other means.

Investor Stock Payable

During the three-month period ended June 30, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to a number of its shareholders to repurchase their shares at the same price that they had originally invested in. As of March 31, 2025 all former investors who executed these agreements have been paid in full.

As of June 30, 2025 and March 31, 2025 the Company had $0 and $0 in outstanding investor stock payable due to these 45 former shareholders, respectively.

NOTE 6 - INCOME TAXES

At June 30, 2025, the Company had a net operating loss carryforward of $1,712,294, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for June 30, 2025 and March 31, 2025:

Deferred tax asset:	June 30, 2025	March 31, 2025

Net operating loss carryforward	$359,580	$335,360
Total deferred tax asset	359,580	335,360
Less: Valuation allowance	(359,580)	(335,360)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of June 30, 2025 and March 31, 2025 was $359,580 and $335,360, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month periods ending June 30, 2025 and June 30, 2024:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on June 30, 2025 and March 31, 2025 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. For reporting purposes, we previously included state minimum franchise tax as a component of income taxes for the period reported. In accordance with ASC 740 we have included this minimum franchise tax in administrative expense and other in our Statement of Operations.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS generally for three years after filing with the service.

NOTE 7 - SHARE CAPITAL

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

During September 2022, the Company began an exempt private placement offering (the “2022 Stock Offering”) of its common stock at a price of $0.10 per share. Total capital raise for the 2022 Stock Offering is $750,000. The 2022 Stock Offering the Company may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due on loans and accrued expense. The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering. During the year ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments.

Preferred stock

Holders of the Company’s preferred stock (of which there are none) are entitled to the same rights and privileges as the Company’s common stock. Currently the Company’s preferred stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s preferred stock.

The Company’s preferred stock shall be issued from time to time in one or more series, with such distinctive serial designations as shall be stated and expressed in the resolution or resolutions providing for the issue of such shares from time to time adopted by board of directors; and in such resolution or resolutions providing for the issue of shares of each particular series, the board of directors is expressly authorized to fix the annual rate or rates of dividends for the particular series; the dividend payment dates for the particular series and the date from which dividends on all shares of such series issued prior to the record date for the first dividend payment date shall be cumulative; the redemption price or prices for the particular series; the voting powers for the particular series, the rights, if any, of holders of the shares of the particular series to convert the same into shares of any other series or class or other securities of the corporation, with any provisions for the subsequent adjustment of such conversion rights; and to classify or reclassify any unissued preferred stock by fixing or altering from time to time any of the foregoing rights, privileges and qualifications.

At June 30, 2025 and March 31, 2025, there were 22,770,500 and 22,770,500 shares of common stock and none and none preferred stock issued and outstanding, respectively.

NOTE 8 - GAIN ON DEBT FORGIVENESS

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company and several of its vendors and Mr. Dolan, its related party, officer and director. The Company and the related party during the year ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation to Mr. Dolan for no consideration. This was economically necessary as the Company does not have the financial capabilities to pay Mr. Dolan for his accrued compensation and it was necessary for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that too had sizeable liability or financial balances with the Company. As part of the accrued compensation forgiveness with Mr. Dolan described above and in Note 4, the Company was able to secure vendor accounts payable forgiveness or a reduction with one of its non-related party vendors totaling $150,000 reflected in our Statement of Operations in our Annual Report. Furthermore, the Company was able to secure vendor accounts payable forgiveness or reductions with two of its related party vendors totaling $271,800 reflected as an increase in additional paid in capital within our Statement of Stockholders’ Equity in our Annual Report.

NOTE 9 - GAIN ON SALE OF ASSET

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company entered into an agreement to sell the Proto-Pod Capitalized Costs to a (at the time) non-related party vendor that performed services on the Proto-Pod for $100,000. The Proto-Pod Capitalized Costs had been fully reserved for impairment in prior years, therefore any amount received would be considered a gain on sale in the period received or executed. This transaction closed prior to September 30, 2024 with a satisfaction of accounts payable due and owing to this (now a related party) vendor in the amount of $100,000. The Company recognized gain on the sale of $100,000 from the disposition of the asset during the year ended March 31, 2025 as reflected in our Statement of Operations in our Annual Report. No cost pertaining to the sale was recognized as the Company had fully reserved for impairment of the asset in prior periods.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2025 through the date the financial statements were available to be issued, August 7, 2025. The Company determined that it had the following reportable events.

●	During the months of August 2025, the Company borrowed an additional $4,000 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

●	During the month of July 2025, the Company received investment of $2,000 from four individual investors under the revised 2022 private placement offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Report on Form 10-Q;
●	our future operating results;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of August 11, 2025, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2025, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

Employees

As of August 11, 2025, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2024 (dependent on our financing and available working capital), Mr. Dolan devoted at least 25 hours a week to us. Mr. Dolan plans to provide that many hours per week during calendar year ending December 31, 2025. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no formal employment agreement with the Company which provides for cash payment of his services.

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

Results of Operations for the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024

	For the three-month period ended March 31, 2025	For the three-month period ended March 31, 2024
Expenses:
Officer compensation and wage expense – related party	15,000	15,000
Consulting expense	32,500	8,000
Legal and accounting expense	9,500	-
Software development and consulting expense – related party	28,800	-
Design and technical expense – related party	26,400	-
Administration expense and other	3,155	1,100
	(115,355)	(24,100)

Operating income (loss)	(115,355)	(24,100)

Other income and expense	-	-
Income/(Loss) before provision for income tax	(115,355)	(24,100)
Provision for income tax	-	-
Net income/(loss)	$(115,355)	$(24,100)
Basic and diluted income/(loss) per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	22,770,500	16,270,500

Expenses

Expenses for the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024 were $115,355 and $24,100, respectively. Expenses increased period over period by $91,255 or an increase of 378.7%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations.

Officer’s compensation - related party was $15,000 for the three-month period ended June 30, 2025 compared to $15,000 for the three-month period ended June 30, 2024. Officer compensation expense – related party remained static period over period.

Consulting expenses were $32,500 for the three-month period ended June 30, 2025 compared to $8,000 for the three-month period ended June 30, 2024. Consulting expense increased period over period by $24,500 or an increase of 306.3%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $9,500 for the three-month period ended June 30, 2025 compared to $0 for the three-month period ended June 30, 2024. Legal and accounting expenses increased comparative period over comparative period by $9,500. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $28,800 for the three-month period ended June 30, 2025 compared to $0 for the three-month period ended June 30, 2024. Software development and consulting expense – related party increased period over period by $28,800. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $26,400 for the three-month period ended June 30, 2025 compared to $0 for the three-month period ended June 30, 2024. Design and technical expense increased significantly comparative period over comparative period by $26,400. The primary reason for this is we significantly increased our need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $3,155 for the three-month period ended June 30, 2025 compared to $1,100 for the three-month period ended June 30, 2024. Administrative costs and other expense increased period over period by $2,055 or an increase of 186.8%. Administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024 was $(115,355) and $(24,100), respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,770,500 for the three-month period ended June 30, 2025 compared to 16,270,500 for the three-month period ended June 30, 2024. Basic and diluted income/(loss) per share for the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024 was $(0.01) and $(0.00), respectively.

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

As of June 30, 2025, we owed approximately $600,000 (of which approximately $175,000 is owed to various related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of June 30, 2025. As of June 30, 2025, we owed approximately $31,000 in connection with three (3) interest-free demand loans from three (3) related parties, Mr. Dolan, Mr. Estus and Mr. Fry. As of June 30, 2025, we owed approximately $182,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) were used for working capital. Our cash position was approximately $100 at June 30, 2025. During the year ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. We increased our additional paid in capital balance by over $1.3 million which consisted of debt forgiveness from various related parties, and the exchange of debt obligations into common stock of the Company.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and limited financial resources currently available to it. We had tangible assets of $111,760 and $113,680 as of June 30, 2025 and March 31, 2025, respectively. We had a negative working capital balance of $626,303 and $510,948 as of June 30, 2025 and March 31, 2025, respectively. We had a stockholders’ deficit of $517,703 and $402,348 at June 30, 2025 and March 31, 2025, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2025 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through June 30, 2025 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our product or services will continue to occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

None for the period ending June 30, 2025

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

# - previously filed with our Form 10-K for the period ending March 31, 2025 on July 12, 2025.

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
Date: August 11, 2025
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	August 11, 2025
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	August 11, 2025
Wesley Fry

