Form 10-Q
period 2025-09-30
GPODS, INC.
filed 2025-11-12
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2025 was 22,980,000 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2025 (unaudited)	March 31, 2025 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,680	$405
Prepaid expense	1,435	4,675
Total Current Assets	22,115	5,080

Internal use software	108,600	108,600

TOTAL ASSETS	$130,715	$113,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$315,150	$250,350
Related party accounts payable	178,800	52,000
Related party accrued compensation	40,000	10,000
Related party loans and notes payable	31,543	31,543
Notes payable	185,490	172,135
Investor stock payable	-	-
TOTAL LIABILITIES	750,983	516,028

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,980,000 and 22,770,500 issued and outstanding at September 30, 2025 and March 31, 2025, respectively	22,980	22,771
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,192,561	1,171,820
Accumulated deficit	(1,835,809)	(1,596,939)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(620,268)	(402,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$130,715	$113,680

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three-month period ended September 30, 2025 (unaudited)	For the three-month period ended September 30, 2024 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	31,500	8,000
Legal and accounting expense	3,250	2,750
Software development expense – related party	41,600	9,800
Design and technical expense – related party	30,000	-
Design and technical expense – non-related party	-	11,400
Administration expense and other	2,165	300
	123,515	47,250

Operating income (loss)	(123,515)	(47,250)

Other income and expense:
Debt forgiveness	-	271,800
Gain on sale of asset	-	100,000
	-	371,800

Income/(loss) before income tax	(123,515)	324,550
Provision for income tax	-	-
Net income/(loss)	$(123,515)	$324,550
Basic and diluted income/(loss) per share	$(0.01)	$0.02
Weighted average common shares outstanding - basic and diluted	22,850,000	16,270,500

	For the six-month period ended September 30, 2025 (unaudited)	For the six-month period ended September 30, 2024 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	64,000	16,000
Legal and accounting expense	12,750	2,750
Software development expense – related party	70,400	9,800
Design and technical expense – related party	56,400	-
Design and technical expense – non-related party	-	11,400
Administration expense and other	5,320	1,400
	238,870	71,350

Operating income (loss)	(238,870)	(71,350)

Other income and expense:
Debt forgiveness	-	271,800
Gain on sale of asset	-	100,000
	-	371,800

Income/(loss) before income tax	(238,870)	300,450
Provision for income tax	-	-
Net income/(loss)	$(238,870)	$300,450
Basic and diluted income/(loss) per share	$(0.01)	$0.02
Weighted average common shares outstanding - basic and diluted	22,800,000	16,270,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2024 (unaudited)	16,270,500	$16,271	$31,520	$(1,648,111)	$(1,600,320)
Debt forgiveness – related parties	-	-	375,000	-	375,000
Net income/(loss) – three-month period ended September 30, 2024	-	-	-	324,550	324,550
Balance – September 30, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,323,561)	$(900,770)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2025 (unaudited)	22,770,500	$22,771	$1,171,820	$(1,712,294)	$(517,703)
Issuance of 209,500 shares of common stock for cash, at $0.001 par value, at $0.10/share	209,500	209	20,741	-	20,950
Net loss – three-month period ended September 30, 2025	-	-	-	(123,515)	(123,515)
Balance – September 30, 2025 (unaudited)	22,980,000	$22,980	$1,192,561	$(1,835,809)	$(620,268)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2024	16,270,500	$16,271	$31,520	$(1,624,011)	$(1,576,220)
Debt forgiveness – related parties	-	-	375,000	-	375,000
Net income/(loss) – six-month period ended September 30, 2024	-	-	-	300,450	300,450
Balance – September 30, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,323,561)	$(900,770)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2025	22,770,500	$22,771	$1,171,820	$(1,596,939)	$(402,348)
Issuance of 209,500 shares of common stock for cash, at $0.001 par value, at $0.10/share	209,500	209	20,741	-	20,950
Net loss – six-month period ended September 30, 2025	-	-	-	(238,870)	(238,870)
Balance – September 30, 2025 (unaudited)	22,980,000	$22,980	$1,192,561	$(1,835,809)	$(620,268)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the six-month period ended September 30, 2025 (unaudited)	For the six-month period ended September 30, 2024 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(238,870)	$300,450
Gain on sale of asset	-	(100,000)
Gain on extinguishment of debt	-	(271,800)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	3,240	-
Change in investor payable	-	(8,500)
Change in accounts payable and accrued expense – non-related party	64,800	28,200
Net Cash (Used in) Operating Activities	(170,830)	(51,650)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	20,950	-
Change in accounts payable – related party	126,800	9,800
Change in accrued expense – related party	30,000	30,000
Loan proceeds – related party	-	8,500
Loan proceeds – non-related party	13,355	3,000

Net Cash (Used in)/Provided by Financing Activities	191,105	51,300

CHANGE IN CASH	20,275	(350)

CASH AT BEGINNING OF PERIOD	405	1,708

CASH AT END OF PERIOD	$20,680	$1,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services – Internal use software – related party	$-	$3,000
Increase in paid in capital from related party debt settlement	$-	$375,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the three-month and six-month periods ended September 30, 2025 or September 30, 2024.

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

Interim financial statements (September 30, 2025 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months ended September 30, 2025 are not necessarily indicative of the results for a full fiscal year.

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

As noted above, the Company is in its development stage and, accordingly, has not yet generated sufficient or reoccurring revenues from its operations. Since inception, the Company has been primarily engaged in financing activities and executing its plan of operations. As a result, the Company incurred a net loss from operations for the six-month period ended September 30, 2025 of $238,870. This increased our accumulated deficit to $1,835,809 as of September 30, 2025. The Company as of September 30, 2025 continues to have a negative working capital balance of $728,868. The Company’s activities since inception have primarily been sustained through the deferral of debt and payments to vendors and others.

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

The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has not determined as to whether expenses incurred for its new version of the Proto-Pod II should be capitalized or not. The Company analyzes expenditures on a monthly basis as to whether to expense or to capitalize. The balances at September 30, 2025 and March 31, 2025 for the Company’s Proto-Pod Capitalized Costs was $0 and $0, respectively. The Company during the year ending March 31, 2025 sold to DLE what remained of its Proto-Pod Capitalized Costs. The Company and vendor came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with a commensurate reduction in accounts payable due and owing to the vendor. The Company for the year ending March 31, 2025 recognized a $100,000 gain on sale of asset from the disposition of the Proto-Pod Capitalized Costs and was disclosed as a related party transaction within its Statement of Operations in our Annual Report.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270”) that a portion of costs incurred by the Company from W270 and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand its services should be capitalized. In prior years W270 devoted approximately 50% to 60% of its professional time to our varied smart-phone applications that are to be offered by the Company, and 40% to 50% of its professional time for development of our in-house use software that will not be made available to the public. It has been determined that our smart-phone application efforts and the capitalization of such costs significantly dropped as a percentage of W270’s overall efforts. This is two-fold as the Company believes it is near the end of its smart-phone application development, with commercial launch imminent, as well as the launch of the in-house internal use software. The vendor validated this determination with its focus on pure software development and maintenance. The Company continues to analyze these expenditures on a monthly basis as to whether to expense or capitalize such costs. For the six-month period ended September 30, 2025, the Company capitalized internal use software development costs of $0. Balances at September 30, 2025 and March 31, 2025 for Company’s Internal Use Software were $108,600 and $108,600, respectively.

NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000, and $30,000 and $30,000 for three-month and six-month periods ended September 30, 2025 and 2024, respectively. The Company and its founder/related party agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the year ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company did not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation at the time. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. Accrued compensation payable of $40,000 and $10,000 is due and payable as of September 30, 2025 and March 31, 2025, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settled approximately $50,000 of related party promissory note(s) due to Mr. Dolan in exchange for 500,000 shares of its common equity stock. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of September 30, 2025 and March 31, 2025 was $18,043 and $18,043 respectively. During prior years the Company borrowed money from a shareholder. This amount was negligible and amounted to $50 due and owing to this shareholder. During the year ending March 31, 2024, we paid this shareholder back the amount that was due to them. For the year ended March 31, 2025, the Company approached this very shareholder again to borrow needed funds once again (Mr. Fry, the shareholder, agreed to join our board of directors). This related party lent the Company $8,500 in August of 2024 to cover certain obligations of the Company. With the exchange of certain accounts payable for equity in the Company during the year ended March 31, 2025, Mr. David Estus became a related party with the necessary related party disclosure. During the year ended March 31, 2022 the Company borrowed $5,000 from Mr. Estus which has not been paid back. Therefore, as of March 31, 2025 this $5,000 loan from Mr. Estus was recharacterized as a related party loan.

As of September 30, 2025 total related party promissory notes were $31,543 which consists of $18,043 owed to Mr. Dolan, $5,000 owed to Mr. Estus, and $8,500 owed to Mr. Fry. Mr. Fry’s and Mr. Estus’ unsecured notes payable bear interest at 0% per annum and are due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution.

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

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2025 due to their equity ownership in the Company. The related party, DLE Consulting (“DLE”), and its principal, Mr. Estus, executed a subscription agreement on March 27, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with DLE of $121,800. In accordance with GAAP, we were required to reclassify what was initially recognized as a gain on settlement of debt forgiveness in the 4th quarter of fiscal year ending March 31, 2025 to an increase in our additional paid in capital balance. Additionally, during the 2nd quarter of fiscal year ending March 31, 2025, DLE and the Company entered into an agreement to purchase the Proto-Pod Capitalized Costs for a pre-determined price of $100,000 which was considered fair value for the assets. The Proto-Pod Capitalized Costs at the time were fully reserved for impairment. This transaction closed during September 2024 with a satisfaction of accounts payable due and owing to DLE in the amount of $100,000. Subsequent to the forgiveness of the accounts payable balance and gain on sale of the asset, and prior to year-end, the Company and DLE agreed to settle another $150,000 in accounts payable due and owing to DLE in exchange for 1,500,000 shares of its common equity stock. Upon acceptance of equity in the Company DLE became a related party requiring any transaction with DLE to be in compliance with related party disclosure for all periods presented.

The related party accounts payable balance for the vendors totaled $178,800 at September 30, 2025 and $52,000 at March 31, 2025.

Capitalized internal use – software increased during the six-month period ended September 30, 2025 by $0. As described in Note 3 above the Company previously capitalized approximately 50% (this changed significantly in the periods presented) of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to W270 are expensed as incurred; during the three-month and six-month periods ended September 30, 2025 this amounted to $41,600 and $70,400, respectively, which is characterized as Software development expense – related party.

Capitalized costs – prototype increased during the six-month period ended September 30, 2025 by $0. As described in Note 3 above the Company previously capitalized approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. With the sale of the Proto-Pod Capitalized Costs during the period, the Company does not believe that it will incur any additional capitalized costs with respect to that derivation of the prototype which is no longer under development; however, the Company has begun or recently embarked upon the development of a new prototype that has been classified as Proto-Pod II. The Proto-Pod II is centered upon recreational vehicle or delivery van-sized enclosures that are both fully mobile and supports the GPod product and service vision. Other costs incurred with respect to DLE are expensed as incurred; during the three-month and six-month periods ended September 30, 2025 this amounted to $30,000 and $56,400, respectively, which is characterized as Design and technical expense – related party.

Our two significant vendors in production and operations, both now related parties have agreed to continue to defer any cash payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5 - NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of September 30, 2025 and March 31, 2025 the Company had $185,490 and $172,135 in outstanding notes payable, respectively.

The Company, during the six-month period ended September 30, 2025, received proceeds of $13,355 from one of its notes payable holders. No payments were made during the six-month period ended September 30, 2025. The Company, during the six-month period ended September 30, 2024, received proceeds of $3,000 and no payments were made to the note payable holders. The Company has no current plans on repaying the promissory notes payable and may seek to convert these notes payable into common stock of the Company or through some other means.

Investor Stock Payable

During the year ending March 31, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to a number of its shareholders to repurchase their shares at the same price that they had originally invested in. As of March 31, 2025 all former investors who executed these agreements have been paid in full.

As of September 30, 2025 and March 31, 2025 the Company had $0 and $0 in outstanding investor stock payable due to these 45 former shareholders, respectively.

NOTE 6 - INCOME TAXES

At September 30, 2025, the Company had a net operating loss carryforward of $1,835,809, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for September 30, 2025 and March 31, 2025:

Deferred tax asset:	September 30, 2025	March 31, 2025

Net operating loss carryforward	$385,520	$335,360
Total deferred tax asset	385,520	335,360
Less: Valuation allowance	(385,520)	(335,360)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of September 30, 2025 and March 31, 2025 was $385,520 and $335,360, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and six-month periods ending September 30, 2025 and September 30, 2024, respectively:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on September 30, 2025 and March 31, 2025 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. For reporting purposes, we previously included state minimum franchise tax as a component of income taxes for the period reported. In accordance with ASC 740 we have included this minimum franchise tax in administrative expense and other in our Statement of Operations.

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

During September 2022, the Company began an exempt private placement offering (the “2022 Stock Offering”) of its common stock at a price of $0.10 per share. Total capital raise for the 2022 Stock Offering is $750,000. The 2022 Stock Offering the Company may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due on loans and accrued expense. The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering. During the year ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. The Company during the six months ended September 30, 2025 received investment from 27 investors for a total of $20,950. The Company issued 209,500 shares of its common stock at a price of $0.10 per share, under the terms of the extended 2022 Stock Offering. The Company continues to seek capital investment under the terms of the 2022 Stock Offering.

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

At September 30, 2025 and March 31, 2025, there were 22,980,000 and 22,770,500 shares of common stock and none and none preferred stock issued and outstanding, respectively.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2025 through the date the financial statements were available to be issued, November 7, 2025. The Company determined that it had the following reportable events.

●	During the months of November 2025, the Company borrowed an additional $3,500 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of November 11, 2025, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2025, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

As of September 30, 2025, we had limited assets which consisted of; cash and cash equivalents of $20,680, prepaid expense of $1,435, and software development costs of $108,600. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $200,000 and $250,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Most recently we embarked on a new avenue for revenue and product growth. We are building a division that provides turn-key stand-alone grow unit (modules) intended to become a mobile growing system (modular system) that is fully functional on or off of the grid (“Off the Grid” or “OTG”). OTG is commonly used in sustainability, prepping, and alternative living communities to refer to a lifestyle that is disconnected from public utilities like electricity, water, and sewage systems. A significant growing portion of our market will be OTG consumers.

We will incorporate the newest technologies such as ambient water capture, solar systems that are environmentally sound, and other cost-efficient ‘tech” optimized for our grow-system (“Optimus OTG System”). This system provides unique customization of the GPod with interchangeable modules to match each and every grower’s exact needs. Our Optimus OTG System enables consumers to modify and enhance their GPod layout to create custom grow environments. These modifications can range from thicker to thinner insulated (and soundproof) walls, automated growing systems (i.e. hydroponic and aeroponic based), environmental controls (heating/cooling/humidity/arid), flood trays, drip systems, and lighting choices (ranging from LED, to incandescent, …infrared, and of course….ultraviolet, etc.). Each user will have access to the latest technological advancements and trends in the horticultural world, while staying well within the prescribed guidelines of organic growing as it is currently understood. We recently adapted the advanced water capture and solar power generation components to work in concert with our van conversions for OTG living.

Our newly formed division and its 3 segments:

a)	Company focused sales of modular systems for micro-farming consumers (both direct and indirect); and

b)	Support services for micro-farming consumers

c)	Van conversion’s utilizing GPods advanced technology for OTG living in concert with your mobile GPod modular system.

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

Employees

As of November 11, 2025, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2024 (dependent on our financing and available working capital), Mr. Dolan devoted at least 25 hours a week to us. Mr. Dolan plans to provide that many hours per week during calendar year ending December 31, 2025. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no formal employment agreement with the Company which provides for cash payment of his services.

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

Results of Operations for the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024

	For the three-month period ended September 30, 2025	For the three-month period ended September 30, 2024
Expenses:
Officer compensation and wage expense – related party	15,000	15,000
Consulting expense	31,500	8,000
Legal and accounting expense	3,250	2,750
Software development and consulting expense – related party	41,600	9,800
Design and technical expense – related party	30,000	-
Design and technical expense – non-related party	-	11,400
Administration expense and other	2,165	300
	(123,515)	(47,250)

Operating income (loss)	(123,515)	(47,250)

Other income and expense	-	371,800
Income/(Loss) before provision for income tax	(123,515)	324,550
Provision for income tax	-	-
Net income/(loss)	$(123,515)	$324,550
Basic and diluted income/(loss) per share	$(0.01)	$0.02
Weighted average common shares outstanding - basic and diluted	22,850,000	16,270,500

Expenses

Expenses for the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024 were $123,515 and $47,250, respectively. Expenses increased period over period by $76,265 or an increase of 161.4%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations.

Officer’s compensation - related party was $15,000 for the three-month period ended September 30, 2025 compared to $15,000 for the three-month period ended September 30, 2024. Officer compensation expense – related party remained static period over period.

Consulting expenses were $31,500 for the three-month period ended September 30, 2025 compared to $8,000 for the three-month period ended September 30, 2024. Consulting expense increased period over period by $23,500 or an increase of 293.8%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $3,250 for the three-month period ended September 30, 2025 compared to $2,750 for the three-month period ended September 30, 2024. Legal and accounting expenses increased comparative period over comparative period by $500. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $41,600 for the three-month period ended September 30, 2025 compared to $9,800 for the three-month period ended September 30, 2024. Software development and consulting expense – related party increased period over period by $31,800. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $30,000 for the three-month period ended September 30, 2025 compared to $11,400 for the three-month period ended September 30, 2024. Design and technical expense increased significantly comparative period over comparative period by $18,600. The primary reason for this is we significantly increased our need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $2,165 for the three-month period ended September 30, 2025 compared to $300 for the three-month period ended September 30, 2024. Administrative costs and other expense increased period over period by $1,865 or an increase of 621.7%. Administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis.

Other income or expense were $0 for the three-month period ended September 30, 2025 compared to $371,800 for the three-month period ended September 30, 2024. This was comprised of debt forgiveness of $271,800 and gain on sale of asset (Proto-Pod I) of $100,000 for the three-months ended September 30, 2024. These are one-time events and therefore not comparative.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024 was $(123,515) and $324,550, respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,850,000 for the three-month period ended September 30, 2025 compared to 16,270,500 for the three-month period ended September 30, 2024. Basic and diluted income/(loss) per share for the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024 was $(0.01) and $0.02, respectively.

Results of Operations for the six-month period ended September 30, 2025 compared to the six-month period ended September 30, 2024

	For the six-month period ended September 30, 2025	For the six-month period ended September 30, 2024
Expenses:
Officer compensation and wage expense – related party	30,000	30,000
Consulting expense	64,000	16,000
Legal and accounting expense	12,750	2,750
Software development and consulting expense – related party	70,400	9,800
Design and technical expense – related party	56,400	-
Design and technical expense – non-related party	-	11,400
Administration expense and other	5,320	1,400
	(238,870)	(71,350)

Operating income (loss)	(238,870)	(71,350)

Other income and expense	-	371,800
Income/(Loss) before provision for income tax	(238,870)	300,450
Provision for income tax	-	-
Net income/(loss)	$(238,870)	$300,450
Basic and diluted income/(loss) per share	$(0.01)	$0.02
Weighted average common shares outstanding - basic and diluted	22,800,000	16,270,500

Expenses

Expenses for the six-month period ended September 30, 2025 compared to the six-month period ended September 30, 2024 were $238,870 and $71,350, respectively. Expenses increased period over period by $167,520 or an increase of 234.8%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations.

Officer’s compensation - related party was $30,000 for the six-month period ended September 30, 2025 compared to $30,000 for the six-month period ended September 30, 2024. Officer compensation expense – related party remained static period over period.

Consulting expenses were $64,000 for the six-month period ended September 30, 2025 compared to $16,000 for the six-month period ended September 30, 2024. Consulting expense increased period over period by $48,000 or an increase of 300.0%. The primary reason for this is during the prior year we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $12,750 for the six-month period ended September 30, 2025 compared to $2,750 for the six-month period ended September 30, 2024. Legal and accounting expenses increased comparative period over comparative period by $10,000. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $70,400 for the six-month period ended September 30, 2025 compared to $9,800 for the six-month period ended September 30, 2024. Software development and consulting expense – related party increased period over period by $60,600. The primary reason for this is we increased the need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $56,400 for the six-month period ended September 30, 2025 compared to $11,400 for the six-month period ended September 30, 2024. Design and technical expense increased significantly comparative period over comparative period by $45,000. The primary reason for this is we significantly increased our need for outside contractors and development as well as efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $5,320 for the six-month period ended September 30, 2025 compared to $1,400 for the six-month period ended September 30, 2024. Administrative costs and other expense increased period over period by $3,920 or an increase of 280.0%. Administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis.

Other income or expense were $0 for the six-month period ended September 30, 2025 compared to $371,800 for the six-month period ended September 30, 2024. This was comprised of debt forgiveness of $271,800 and gain on sale of asset (Proto-Pod I) of $100,000 for the six-months ended September 30, 2024. These are one-time events and therefore not comparative.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the six-month period ended September 30, 2025 compared to the six-month period ended September 30, 2024 was $(238,870) and $300,450, respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,800,000 for the six-month period ended September 30, 2025 compared to 16,270,500 for the six-month period ended September 30, 2024. Basic and diluted income/(loss) per share for the six-month period ended September 30, 2025 compared to the six-month period ended September 30, 2024 was $(0.01) and $0.02, respectively.

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

As of September 30, 2025, we owed approximately $750,000 (of which approximately $250,000 is owed to various related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of September 30, 2025. As of September 30, 2025, we owed approximately $31,000 in connection with three (3) interest-free demand loans from three (3) related parties, Mr. Dolan, Mr. Estus and Mr. Fry. As of September 30, 2025, we owed approximately $186,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) were used for working capital. Our cash position was approximately $21,000 at September 30, 2025. During the year ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. We increased our additional paid in capital balance by over $1.3 million which consisted of debt forgiveness from various related parties, and the exchange of debt obligations into common stock of the Company. During the six-month period ended September 30, 2025 the Company issued 209,500 shares of its common stock for $20,950 in exchange for cash payments from 27 investors.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and limited financial resources currently available to it. We had tangible assets of $130,715 and $113,680 as of September 30, 2025 and March 31, 2025, respectively. We had a negative working capital balance of $728,868 and $510,948 as of September 30, 2025 and March 31, 2025, respectively. We had a stockholders’ deficit of $620,268 and $402,348 at September 30, 2025 and March 31, 2025, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2025 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through September 30, 2025 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our product or services will continue to occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

We do not have a committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (90,000,000) shares but unissued (67,020,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

A significant portion of our outstanding shares of common stock (16,630,000 of the 22,980,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of the revisions to Rule 144 (effective December 31, 2008) there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

None for the period ending September 30, 2025

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
Date: November 12, 2025
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	November 12, 2025
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	November 12, 2025
Wesley Fry

