Form 10-Q
period 2025-12-31
GPODS, INC.
filed 2026-02-05
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of February 5, 2026 was 22,980,000 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	December 31, 2025 (unaudited)	March 31, 2025 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,780	$405
Prepaid expense	7,885	4,675
Total Current Assets	25,665	5,080

Internal use software	108,600	108,600

TOTAL ASSETS	$134,265	$113,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$353,095	$250,350
Related party accounts payable	244,600	52,000
Related party accrued compensation	55,000	10,000
Related party loans and notes payable	31,543	31,543
Notes payable	194,090	172,135
Investor stock payable	-	-
TOTAL LIABILITIES	878,328	516,028

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,980,000 and 22,770,500 issued and outstanding at December 31, 2025 and March 31, 2025, respectively	22,980	22,771
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,192,561	1,171,820
Accumulated deficit	(1,959,604)	(1,596,939)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(744,063)	(402,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$134,265	$113,680

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three-month period ended December 31, 2025 (unaudited)	For the three-month period ended December 31, 2024 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	31,500	8,000
Legal and accounting expense	7,250	2,750
Software development expense – related party	34,000	20,000
Design and technical expense – related party	31,800	-
Design and technical expense – non-related party	-	20,000
Administration expense and other	5,865	6,936
	125,415	72,686

Operating income (loss)	(125,415)	(72,686)

Other income and expense:
Debt forgiveness	-	-
Gain on sale of asset	-	-
	-	-

Income/(loss) before income tax	(125,415)	(72,686)
Provision for income tax	-	-
Net income/(loss)	$(125,415)	$(72,686)
Basic and diluted income/(loss) per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	22,980,000	16,270,500

	For the nine-month period ended December 31, 2025 (unaudited)	For the nine-month period ended December 31, 2024 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$45,000	$45,000
Consulting expense	95,500	24,000
Legal and accounting expense	20,000	5,500
Software development expense – related party	104,400	29,800
Design and technical expense – related party	88,200	-
Design and technical expense – non-related party	-	31,400
Administration expense and other	9,565	8,336
	362,665	144,036

Operating income (loss)	(362,665)	(144,036)

Other income and expense:
Debt forgiveness	-	271,800
Gain on sale of asset	-	100,000
	-	371,800

Income/(loss) before income tax	(362,665)	227,764
Provision for income tax	-	-
Net income/(loss)	$(362,665)	$227,764
Basic and diluted income/(loss) per share	$(0.02)	$0.01
Weighted average common shares outstanding - basic and diluted	22,880,000	16,270,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – September 30, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,323,561)	$(900,770)
Net income/(loss) – three-month period ended December 31, 2024	-	-	-	(72,686)	(72,686)
Balance – December 31, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,396,247)	$(973,456)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – September 30, 2025 (unaudited)	22,770,500	$22,771	$1,171,820	$(1,712,294)	$(517,703)
Issuance of 209,500 shares of common stock for cash, at $0.001 par value, at $0.10/share	209,500	209	20,741	-	20,950
Net loss – three-month period ended December 31, 2025	-	-	-	(125,415)	(125,415)
Balance – December 31, 2025 (unaudited)	22,980,000	$22,980	$1,192,561	$(1,959,604)	$(744,063)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2024	16,270,500	$16,271	$31,520	$(1,624,011)	$(1,576,220)
Debt forgiveness – related parties	-	-	375,000	-	375,000
Net income/(loss) – nine-month period ended December 31, 2024	-	-	-	227,764	227,764
Balance – December 31, 2024 (unaudited)	16,270,500	$16,271	$406,520	$(1,396,247)	$(973,456)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2025	22,770,500	$22,771	$1,171,820	$(1,596,939)	$(402,348)
Issuance of 209,500 shares of common stock for cash, at $0.001 par value, at $0.10/share	209,500	209	20,741	-	20,950
Net loss – nine-month period ended December 31, 2025	-	-	-	(362,665)	(362,665)
Balance – December 31, 2025 (unaudited)	22,980,000	$22,980	$1,192,561	$(1,959,604)	$(744,063)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the nine-month period ended December 31, 2025 (unaudited)	For the nine-month period ended December 31, 2024 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(362,665)	$227,764
Gain on sale of asset	-	(100,000)
Gain on extinguishment of debt	-	(271,800)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(3,210)	-
Change in investor payable	-	(8,500)
Change in accounts payable and accrued expense – non-related party	102,745	56,200
Net Cash (Used in) Operating Activities	(263,130)	(96,336)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	20,950	-
Change in accounts payable – related party	192,600	29,800
Change in accrued expense – related party	45,000	45,000
Loan proceeds – related party	-	8,500
Loan proceeds – non-related party	21,955	12,500

Net Cash (Used in)/Provided by Financing Activities	280,505	95,800

CHANGE IN CASH	17,375	(536)

CASH AT BEGINNING OF PERIOD	405	1,708

CASH AT END OF PERIOD	$17,780	$1,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services – Internal use software – related party	$-	$3,000
Increase in paid in capital from related party debt settlement	$-	$375,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the three-month and nine-month periods ended December 31, 2025 or December 31, 2024.

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

Interim financial statements (December 31, 2025 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months ended December 31, 2025 are not necessarily indicative of the results for a full fiscal year.

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

As noted above, the Company is in its development stage and, accordingly, has not yet generated sufficient or reoccurring revenues from its operations. Since inception, the Company has been primarily engaged in financing activities and executing its plan of operations. As a result, the Company incurred a net loss from operations for the nine-month period ended December 31, 2025 of $362,665. This increased our accumulated deficit to $1,959,604 as of December 31, 2025. The Company as of December 31, 2025 continues to have a negative working capital balance of $852,663. The Company’s activities since inception have primarily been sustained through the deferral of debt and payments to vendors and others.

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

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270”) that a portion of costs incurred by the Company from W270 and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand its services should be capitalized. In prior years W270 devoted approximately 50% to 60% of its professional time to our varied smart-phone applications that are to be offered by the Company, and 40% to 50% of its professional time for development of our in-house use software that will not be made available to the public. It has been determined that our smart-phone application efforts and the capitalization of such costs significantly dropped as a percentage of W270’s overall efforts. This is two-fold as the Company believes it is near the end of its smart-phone application development, with commercial launch imminent, as well as the launch of the in-house internal use software. The vendor validated this determination with its focus on pure software development and maintenance. The Company continues to analyze these expenditures on a monthly basis as to whether to expense or capitalize such costs. Balances at December 31, 2025 and March 31, 2025 for Company’s Internal Use Software were $108,600 and $108,600, respectively.

NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000, and $45,000 and $45,000 for three-month and nine-month periods ended December 31, 2025 and 2024, respectively. The Company and its founder/related party agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the year ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. Subsequent to the accrued compensation forgiveness, the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common stock. Accrued compensation payable of $55,000 and $10,000 is due and payable as of December 31, 2025 and March 31, 2025, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. Subsequent to the accrued compensation forgiveness, the Company and the related party agreed to settled approximately $50,000 of related party promissory note(s) due to Mr. Dolan in exchange for 500,000 shares of its common stock. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of December 31, 2025 and March 31, 2025 was $18,043 and $18,043 respectively. During prior years the Company borrowed money from a shareholder. For the year ended March 31, 2025, the Company approached this shareholder to borrow needed funds. This related party lent the Company $8,500 in August of 2024 to cover certain obligations of the Company. With the exchange of certain accounts payable for equity in the Company during the year ended March 31, 2025, Mr. David Estus became a related party. During the year ended March 31, 2022 the Company borrowed $5,000 from Mr. Estus which has not been paid back. Therefore, as of March 31, 2025 this $5,000 loan from Mr. Estus was recharacterized as a related party loan.

As of December 31, 2025 total related party promissory notes were $31,543 which consists of $18,043 owed to Mr. Dolan, $5,000 owed to Mr. Estus, and $8,500 owed to Mr. Fry. Mr. Fry’s and Mr. Estus’ unsecured notes payable bear interest at 0% per annum and are due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2019 due to their equity ownership in the Company. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with W270 of $150,000. Subsequent to the forgiveness of the accounts payable balance, the Company and W270 agreed to settle another $200,000 in accounts payable due and owing to W270 in exchange for 2,000,000 shares of its common stock.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2025 due to their equity ownership in the Company. The related party, DLE Consulting (“DLE”), and its principal, Mr. Estus, executed a subscription agreement on March 27, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with DLE of $121,800. In accordance with GAAP, we were required to reclassify what was initially recognized as a gain on settlement of debt forgiveness in the 4th quarter of fiscal year ending March 31, 2025 to an increase in our additional paid in capital balance. Additionally, during the 2nd quarter of fiscal year ending March 31, 2025, DLE and the Company entered into an agreement to purchase the Proto-Pod Capitalized Costs for a pre-determined price of $100,000 which was considered fair value for the assets. The Proto-Pod Capitalized Costs at the time were fully reserved for impairment. This transaction closed during September 2024 with a satisfaction of accounts payable due and owing to DLE in the amount of $100,000. Subsequent to the forgiveness of the accounts payable balance and gain on sale of the asset, the Company and DLE agreed to settle another $150,000 in accounts payable due and owing to DLE in exchange for 1,500,000 shares of its common stock. Upon acceptance of equity in the Company DLE became a related party requiring any transaction with DLE to be in compliance with related party disclosure for all periods presented.

The related party accounts payable balance for the vendors totaled $244,600 at December 31, 2025 and $52,000 at March 31, 2025.

Capitalized internal use – software increased during the nine-month period ended December 31, 2025 by $0. As described in Note 3 above the Company previously capitalized approximately 50% (this changed during the periods presented) of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to W270 are expensed as incurred; during the three-month and nine-month periods ended December 31, 2025 this amounted to $34,000 and $104,400, respectively, which is characterized as Software development expense – related party.

Capitalized costs – prototype increased during the nine-month period ended December 31, 2025 by $0. As described in Note 3 above the Company previously capitalized approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. With the sale of the Proto-Pod Capitalized Costs during the period, the Company does not believe that it will incur any additional capitalized costs with respect to that derivation of the prototype which is no longer under development; however, the Company has begun or recently embarked upon the development of a new prototype that has been classified as Proto-Pod II. The Proto-Pod II is centered upon recreational vehicle or delivery van-sized enclosures that are both fully mobile and supports the GPod product and service vision. Other costs incurred with respect to DLE are expensed as incurred; during the three-month and nine-month periods ended December 31, 2025 this amounted to $31,800 and $88,200, respectively, which is characterized as Design and technical expense – related party.

Our two significant vendors in production and operations, both now related parties have agreed to continue to defer any cash payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5 - NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of December 31, 2025 and March 31, 2025 the Company had $194,090 and $172,135 in outstanding notes payable, respectively.

The Company, during the nine-month period ended December 31, 2025, received proceeds of $21,955 from one of its notes payable holders. No payments were made during the nine-month period ended December 31, 2025. The Company, during the nine-month period ended December 31, 2024, received proceeds of $12,500 and no payments were made to the note payable holders. The Company has no current plans on repaying the promissory notes payable and may seek to convert these notes payable into common stock of the Company or through some other means.

Investor Stock Payable

During the year ending March 31, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to a number of its shareholders to repurchase their shares at the same price that they had originally invested in. As of March 31, 2025 all former investors who executed these agreements have been paid in full.

As of December 31, 2025 and March 31, 2025 the Company had $0 and $0 in outstanding investor stock payable due to these 45 former shareholders, respectively.

NOTE 6 - INCOME TAXES

At December 31, 2025, the Company had a net operating loss carryforward of $1,959,604, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for December 31, 2025 and March 31, 2025:

Deferred tax asset:	December 31, 2025	March 31, 2025

Net operating loss carryforward	$411,520	$335,360
Total deferred tax asset	411,520	335,360
Less: Valuation allowance	(411,520)	(335,360)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of December 31, 2025 and March 31, 2025 was $411,520 and $335,360, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and nine-month periods ending December 31, 2025 and December 31, 2024, respectively:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2025 and March 31, 2025 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. For reporting purposes, we previously included state minimum franchise tax as a component of income taxes for the period reported. In accordance with ASC 740 we have included this minimum franchise tax in administrative expense and other in our Statement of Operations.

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

During September 2022, the Company began an exempt private placement offering (the “2022 Stock Offering”) of its common stock at a price of $0.10 per share. Total capital raise for the 2022 Stock Offering is $750,000. The 2022 Stock Offering the Company may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due on loans and accrued expense. The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering. During the year ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. The Company during the nine months ended December 31, 2025 received investment from 27 investors for a total of $20,950. The Company issued 209,500 shares of its common stock at a price of $0.10 per share, under the terms of the extended 2022 Stock Offering. The Company continues to seek capital investment under the terms of the 2022 Stock Offering.

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

At December 31, 2025 and March 31, 2025, there were 22,980,000 and 22,770,500 shares of common stock and none and none preferred stock issued and outstanding, respectively.

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

NOTE 9 - GAIN ON SALE OF ASSET

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company entered into an agreement to sell the Proto-Pod Capitalized Costs to (at the time) a non-related party for $100,000. The Proto-Pod Capitalized Costs had been fully reserved for impairment in prior years, therefore any amount received would be considered a gain on sale in the period received or executed. This transaction closed prior to December 31, 2024 with a satisfaction of accounts payable due and owing to this (now a related party) vendor in the amount of $100,000. The Company recognized gain on the sale of $100,000 during the year ended March 31, 2025 as reflected in our Statement of Operations in our Annual Report. No costs pertaining to the sale were recognized as the Company fully reserved for impairment of the asset in prior periods.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2025 through the date the financial statements were available to be issued, February 3, 2026. The Company determined that it had the following reportable events.

●	During the months of January 2026, the Company borrowed an additional $14,000 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of February 5, 2026, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2025, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

As of December 31, 2025, we had limited assets which consisted of; cash and cash equivalents of $17,780, prepaid expense of $7,885, and software development costs of $108,600. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $400,000 and $500,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Our business operations is comprised of three segments: a) an optimized growing system website for micro-farming consumers; and b) integration services for the optimized grow system along with direct sales through retail outlets; and c) van conversion utilizing our modular organic system for off the grid living. The optimized growing system, website, ecommerce solution and back-office framework were developed with the assistance of an established business website firm. The Company developed its initial design of the growing system through the efforts of its founder and CEO, and the design firm. The Company has been working with this design firm for years on an as “needed basis”.

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

We believe the following will assist us in exploiting the expected growth in the environmentally optimized integrated portable grow system market which is ideal for growing high quality specialty crops and many varieties of herbs and other plant life with controlled indoor organic gardening:

1.	Scalability. We believe our state of-the-art, environmentally optimized grow system and its varied support by unique GPod design and services will become scalable, a solution designed to serve the underserved, fragmented horticulture and micro-farming market and sophisticated urban gardener.
2.	“Sticky” Relationship. Our business model will provide a solution that is designed to act as an incentive to keep the consumer engaged with our state of-the-art, environmentally optimized grow system and support services using current and future GPod modules.
3.	Expertise in Indoor Gardening. Our founder has extensive experience in organic growing which comes from his vast experience in the commercial growing industry. We will seek to capitalize on that expertise.
4.	Speed to Implementation. We believe that a fully-developed environmentally optimized grow system and well thought-out vertical GPod product line, in combination with our manufacturing and distribution system, will provide immediate insight into the usage (and behavior) of our consumer and their micro-farming output and customers’ unique growing needs.

Growth Strategy

Key elements of our growth strategy shall include:

1.	Core Products. We plan to enhance our core products through user interface and functionality with our optimized growing system as well as interchangeable modules for different growing requirements, with new offerings as soon as reasonably practicable.
2.	Focus. We intend to organically grow market penetration by: (a) securing contracts with organic wholesalers in various markets, (b) exploiting social networks, (c) leveraging development opportunities, and (d) adding solutions to professionals in the market.
3.	Strategic Alliances. We plan to team with other businesses that have complementary features to our products, when fully developed, thereby reducing our development cost and introducing us to consumers and end-users, alike.
4.	International Expansion. We intend to expand internationally through partnerships and alliances.

Business Objectives

Our objective is to become a provider of self-contained organic grow modules. We are pursuing the following strategies to achieve this goal:

a)	Initiating website development and ecommerce function, identifying complimentary product offerings, promoting, and advertising through social media campaigns;
b)	Create a national media presence through social media – We will seek to create and enhance a national awareness and aggressively market our products through social media outlets;
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

Our newly formed division and existing segments:

a)	Company focused sales of modular systems for micro-farming consumers (both direct and indirect); and

b)	Support services for micro-farming consumers

c)	Van conversion’s utilizing GPods advanced technology for OTG living in concert with your mobile GPod modular system.

We developed our optimized growing system utilizing significant internal resources, our founder’s vast industry and professional knowledge along with the assistance from several design and engineering firms with experience in project development. We have not formalized relationships with manufacturers of our products or ancillary components. The Company is in process of hiring outside sales representatives and marketing consultants to execute on a sales and marketing strategy for our technology.

With a goal of building mobile farming systems that provides the customer’ the ability to meet their food needs. GPods has developed an optimized growing system that cuts down on time, water-use, energy-use, and cost reduction, while boosting production and to promote healthier foods. The optimized growing system allows the operator to grow up to three times more produce in a given area than conventional hydroponic systems. This system is designed to reduce water usage by 50% compared to conventional hydroponic methods.

The GPod optimized growing system uses innovative technology to grow a wide variety of plants, including vine-based plants, root-based plants, edible and inedible flowers, and greens. The optimized growing system – meaning plants are grown without soil by exposing roots to mineral nutrient spray solutions in a water solvent – aims to reduce expenses associated with energy, water, space, and labor. While hydroponics is expected to continue to dominate the market over the next few years, aeroponic and aquaponics systems are expected to experience rapid growth due to the lower water usage of the former and the rising adoption of the latter by small-scale systems due to cost benefits.

The basic GPod unit is comprised of one reservoir, one water pump, and multiple rows of 2-inch square holes to which seedling inserts are affixed. Spray of nutrient-rich water feeds the plants efficiently and provide cost saving by using less water and food. Rows are spaced to reduce the size requirements for water, and energy usage but are fully accessible for harvesting from the ground. While hydroponic technology is expected to continue to dominate the market over the next few years, aeroponic and aquaponics are expected to show rapid growth due to the lower water usage of the former and the rising adoption of the latter by small-scale systems due to cost benefits.

With a goal of building mobile farm systems that provide customers the ability to meet their food production needs, GPods believes that it has developed a system that cuts down on time, water, and energy use, and reduces costs, while boosting production and promote healthier foods. Its optimized growing system allows the operator the ability to grow up to three times more produce in a given area versus conventional hydroponic growing systems. The optimized growing system is designed to reduce water usage by more than 50% compared to conventional hydroponic methods.

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

Employees

As of February 5, 2026, we had four employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2024 (dependent on our financing and available working capital), Mr. Dolan devoted at least 25 hours a week to us. Mr. Dolan plans to provide that many hours per week during calendar year ending December 31, 2025. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no formal employment agreement with the Company which provides for cash payment of his services.

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

Results of Operations for the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024

	For the three-month period ended December 31, 2025	For the three-month period ended December 31, 2024
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	31,500	8,000
Legal and accounting expense	7,250	2,750
Software development and consulting expense – related party	34,000	20,000
Design and technical expense – related party	31,800	-
Design and technical expense – non-related party	-	20,000
Administration expense and other	5,865	6,936
	(125,415)	(72,686)

Operating income (loss)	(125,415)	(72,686)

Other income and expense	-	-
Income/(Loss) before provision for income tax	(125,415)	(72,686)
Provision for income tax	-	-
Net income/(loss)	$(125,415)	$(72,686)
Basic and diluted income/(loss) per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	22,980,000	16,270,500

Expenses

Expenses for the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024 were $125,415 and $72,686, respectively. Expenses increased period over period by $52,729 or an increase of 72.5%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations.

Officer’s compensation - related party was $15,000 for the three-month period ended December 31, 2025 compared to $15,000 for the three-month period ended December 31, 2024. Officer compensation expense – related party remained static period over period.

Consulting expenses were $31,500 for the three-month period ended December 31, 2025 compared to $8,000 for the three-month period ended December 31, 2024. Consulting expense increased period over period by $23,500 or an increase of 293.8%. The primary reason for this is during the current year we retained additional outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $7,250 for the three-month period ended December 31, 2025 compared to $2,750 for the three-month period ended December 31, 2024. Legal and accounting expenses increased comparative period over comparative period by $4,500 or an increase of 163.6%. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant. The Company during the three-month period ended December 31, 2025 retained the services of a financial advisor as well as retaining the services of a securities attorney to assist the Company in moving forward with its public filing obligations.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $34,000 for the three-month period ended December 31, 2025 compared to $20,000 for the three-month period ended December 31, 2024. Software development and consulting expense – related party increased period over period by $14,000 or an increase of 70.0%. The primary reason for this is we significantly increased the need for outside contractors and development as well as our efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $31,800 for the three-month period ended December 31, 2025 compared to $20,000 for the three-month period ended December 31, 2024. Design and technical expense increased significantly comparative period over comparative period by $11,800 or an increase of 59.0%. The primary reason for this is we significantly increased our need for outside contractors and development as well as our efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $5,865 for the three-month period ended December 31, 2025 compared to $6,936 for the three-month period ended December 31, 2024. Administrative costs and other expense decreased period over period by $1,071 or a decrease of 15.4%. Administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024 was $(125,415) and $(72,686), respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,980,000 for the three-month period ended December 31, 2025 compared to 16,270,500 for the three-month period ended December 31, 2024. Basic and diluted income/(loss) per share for the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024 was $(0.01) and $(0.00), respectively.

Results of Operations for the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024

	For the nine-month period ended December 31, 2025	For the nine-month period ended December 31, 2024
Expenses:
Officer compensation and wage expense – related party	$45,000	$45,000
Consulting expense	95,500	24,000
Legal and accounting expense	20,000	5,500
Software development and consulting expense – related party	104,400	29,800
Design and technical expense – related party	88,200	-
Design and technical expense – non-related party	-	31,400
Administration expense and other	9,565	8,336
	(362,665)	(144,036)

Operating income (loss)	(362,665)	(144,036)

Other income and expense	-	371,800
Income/(Loss) before provision for income tax	(362,665)	227,764
Provision for income tax	-	-
Net income/(loss)	$(362,665)	$227,764
Basic and diluted income/(loss) per share	$(0.02)	$0.01
Weighted average common shares outstanding - basic and diluted	22,880,000	16,270,500

Expenses

Expenses for the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024 were $362,665 and $144,036, respectively. Expenses increased period over period by $218,629 or an increase of 151.8%. The primary reason for this is we recently accelerated our efforts on the Proto-Pod II version as well as increasing our general business operations and compliance measures with our public reporting requirements.

Officer’s compensation - related party was $45,000 for the nine-month period ended December 31, 2025 compared to $45,000 for the nine-month period ended December 31, 2024. Officer compensation expense – related party remained static period over period.

Consulting expenses were $95,500 for the nine-month period ended December 31, 2025 compared to $24,000 for the nine-month period ended December 31, 2024. Consulting expense increased period over period by $71,500 or an increase of 297.9%. The primary reason for this is during the current year we retained additional outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that had been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $20,000 for the nine-month period ended December 31, 2025 compared to $5,500 for the nine-month period ended December 31, 2024. Legal and accounting expenses increased comparative period over comparative period by $14,500 or an increase of 263.6%. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant. The Company during the nine-month period ended December 31, 2025 retained the services of a financial advisor as well as retaining the services of a securities attorney to assist the Company in moving forward with its public filing obligations and other reporting obligations.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $104,400 for the nine-month period ended December 31, 2025 compared to $29,800 for the nine-month period ended December 31, 2024. Software development and consulting expense – related party increased period over period by $74,600 or an increase of 250.3%. The primary reason for this is we significantly increased the need for outside contractors and development as well as our efforts in the development of our Proto-Pod II version of the former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $88,200 for the nine-month period ended December 31, 2025 compared to $31,400 for the nine-month period ended December 31, 2024. Design and technical expense increased significantly comparative period over comparative period by $56,800 or an increase of 180.9%. The primary reason for this is we significantly increased our need for outside contractors and development as well as our efforts in the development of our Proto-Pod II version of the former GPod product.

Administrative costs and other expense were $9,565 for the nine-month period ended December 31, 2025 compared to $8,336 for the nine-month period ended December 31, 2024. Administrative costs and other expense increased period over period by $1,229 or an increase of 14.7%. Administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis.

Other income or expense were $0 for the nine-month period ended December 31, 2025 compared to $371,800 for the nine-month period ended December 31, 2024. This was comprised of debt forgiveness of $271,800 and gain on sale of asset (Proto-Pod I) of $100,000 for the nine-months ended December 31, 2024. These are one-time events and therefore not comparative.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024 was $(362,665) and $227,764, respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,880,000 for the nine-month period ended December 31, 2025 compared to 16,270,500 for the nine-month period ended December 31, 2024. Basic and diluted income/(loss) per share for the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024 was $(0.01) and $0.01, respectively.

Liquidity

Absent the ability to borrow sufficient funds to service our public reporting costs and other needs we will need to seek financial assistance from shareholders or non-affiliated parties of the Company and its founder who may agree to loan us capital. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans from financial institutions or other funding sources. If and when secured, these loans most likely will be evidenced by interest-bearing secured and unsecured notes treated as loans until repaid, if and when the Company has the ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for these purpose or others. Our current funding sources have provided us unsecured notes payable with non-interest bearing and due upon demand terms. We believe these to be favorable because of the relationship of our founder with these lenders.

Since acquiring our plan, most of our resources and work have been devoted to executing our plan, limited technical design and drawing, testing and mock-up of our interchangeable modules to be used with our intended product, implementing systems and controls, and completing our registration statement. When our registration statement was complete, we began to refocus our work on product and other service offerings as well as push forward with the development of our intellectual property surrounding our new environmentally optimized growing system. We believe the research and development work needed to further complete our product development, attract designers, and initiate marketing plans, including the development of a saleable product, will range between $400,000 and $500,000. This includes the use of outside contractors and experts and the services of our founder, Mr. Dolan. If we are able to secure the necessary funding to outsource these steps, of which there can be no assurance, we believe that we can execute a proper launch of our product and services to the consumer. If we are only able to use internal resources (primarily consisting of services of our founder, and CEO), the process may take much longer and our launch may be limited to a much smaller market. If we are unable to raise sufficient financing, development costs would have to come from our founder and CEO (to the extent that he is capable and willing to provide such additional financing). While we have engaged the services of several outside consultants on an as “needed basis” their assistance is rather limited and based on our financial capabilities and commitment. Our goal is for us to be able to have a saleable product, various robust sales channels and an e-commerce presence in nine to twelve months. There is no way of estimating the likelihood of reaching that goal.

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

We embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a publicly traded entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs to be in excess of $150,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 (as we are not subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act). This exemption is only available to us under the JOBS Act or until we have been public for more than five years. These obligations we believe reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase the ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us (i.e. issuance of restricted shares of our common stock), although there can be no assurances that we will be successful in any of those efforts. We will reduce compensation paid to management (if and when we do compensate management) if there is insufficient cash generated from operations to satisfy these costs.

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

As of December 31, 2025, we owed approximately $880,000 (of which approximately $330,000 is owed to various related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of December 31, 2025. As of December 31, 2025, we owed approximately $31,000 in connection with three (3) interest-free demand loans from three (3) related parties, Mr. Dolan, Mr. Estus and Mr. Fry. As of December 31, 2025, we owed approximately $194,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) were used for working capital. Our cash position was approximately $18,000 at December 31, 2025. During the year ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. We increased our additional paid in capital balance by over $1.3 million which consisted of debt forgiveness from various related parties, and the exchange of debt obligations into common stock of the Company. During the nine-month period ended December 31, 2025 the Company issued 209,500 shares of its common stock for $20,950 in exchange for cash payments from 27 investors.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and limited financial resources currently available to it. We had tangible assets of $134,265 and $113,680 as of December 31, 2025 and March 31, 2025, respectively. We had a negative working capital balance of $852,663 and $510,948 as of December 31, 2025 and March 31, 2025, respectively. We had a stockholders’ deficit of $744,063 and $402,348 at December 31, 2025 and March 31, 2025, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2025 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consist of loans from several nonaffiliated parties who are business associates of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this Report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $30,000 and $50,000 per month on operational expenses. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $10,000 to $15,000 per month in billable hours for services provided. To date we have not generated revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained to be able to pay for these expenses. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through December 31, 2025 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our product or services will continue to occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

The Company has not yet fully developed product or services that are saleable and available to consumers. We may not be able develop any product or services in the future because of a lack of funds or financing. In order for us to fully develop or acquire product or services, we must secure financing beyond “the recently completed direct public offering”. In the early stage of our operations, we have attempted to keep our costs at a minimum. The cost to develop product and services as currently outlined may well be in excess of $500,000 which is beyond our current capital raise plans. We have no established source of funds to fully undertake our business and expansion strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing most of the administrative and other operational functions on his own without any cash compensation. We currently use the services of a technical design firm with whom we have been working with on an as “needed basis”. The technical design firm provides its services on a deferment basis enabling us to not have to pay them immediately or even in the near term. We do not expect to pay them in full or even partially for a period of time. This methodology could result in our optimized environmental grow-system development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

A small number of shares were sold by the Company (7,500,000) to 61 investors, even with this number of individual investors we will be unable to attempt to create a public market of any kind. In such an event, it is likely that the investors’ entire investment in our common stock may be lost. A number of our investor’s shares were reacquired by the Company through an arms-length transaction at $0.01 per share. A total of 45 investors accepted the offer by the Company to acquire their 1,300,000 shares of common stock. The Company paid for these shares through the remittance of funds to each shareholder as those funds were available. A shareholder payable of $13,000 was recorded on the books as of September 30, 2020. As of January 4, 2025 all 45 investors received payment in full from the Company for recission of their shares.

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

Prior to the date of this Report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. While we have contacted a market maker, we cannot be certain that a market maker will file an application with Financial Industry Regulatory Authority (“FINRA”) on our behalf. This application is required to be done in order to quote the shares of common stock on the over-the-counter bulletin board (“OTCBB”) previously maintained by FINRA.

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

None for the period ending December 31, 2025

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
Date: February 5, 2026
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	February 5, 2026
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	February 5, 2026
Wesley Fry

