Form 10-K
period 2026-03-31
GPODS, INC.
filed 2026-07-14
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Annual period ended March 31, 2026

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

The number of shares of the registrant’s common stock outstanding as of July 14, 2026 was 22,980,000 shares.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of July 14, 2026, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2026, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

As of March 31, 2026, we had limited assets which consisted of; cash and cash equivalents of $21,600, prepaid expense of $4,650, and software development costs of $108,600. In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $500,000 and $1,000,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Our business operations is currently comprised of three segments:

a)	GPod sales of modular organic systems for micro-farming consumers
b)	Support services for the micro-farming consumer: and
c)	Van conversion utilizing our modular organic system for off the grid living

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

Business Objectives

Our newly formed division and the onset of its 3 highly specific segment focus:

a)	Company focused sales of modular systems for micro-farming consumers (both direct and indirect); and
b)	Support services for micro-farming consumers
c)	Van conversion’s utilizing GPods advanced technology for OTG living in concert with your mobile GPod modular system.

Our objective is to become a leading provider of self-contained organic grow modules. We are pursuing the following strategies to achieve this goal:

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

Service and Product Offerings

Our business operations are comprised of three distinct segments:

a)	GPod sales of modular organic systems for micro-farming consumers
b)	Support services for the micro-farming consumer: and
c)	Van conversion utilizing our modular organic system for off the grid living

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

Employees

As of July 14, 2026, we had three employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2025 (dependent on our financing and available working capital), Mr. Dolan devoted at least 30 hours a week to us. Mr. Dolan plans to provide that many hours per week during calendar year ending December 31, 2026. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no formal employment agreement with the Company which provides for cash payment of his services.

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

GPODS, INC. is an early-stage company and limited financial resources currently available to it. We had tangible assets of $134,859 and $113,680 as of March 31, 2026 and March 31, 2025, respectively. We had a negative working capital balance of $977,849 and $510,948 as of March 31, 2026 and March 31, 2025, respectively. We had a stockholders’ deficit of $869,249 and $402,348 at March 31, 2026 and March 31, 2025, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2026 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

Our current resources and source of working capital primarily consist of loans from several nonaffiliated parties who are business associates of our founder. These nonaffiliated financial sources we believe to be sufficient to keep our business operations functioning for the next six to 12 months. We do not have a formal agreement with our founder and CEO, nor with the nonaffiliated parties to fund our current working capital needs; Mr. Dolan’s, current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks additional sources of funding. This includes seeking to delay or defer payments to vendors and nonaffiliated parties. Through the date of this Report, deferred payment has helped us with managing our working capital needs. The Company developed much of its initial design of its environmentally optimized growing system through the efforts of Mr. Dolan. We currently spend between $30,000 and $50,000 per month on operational expenses not directly related to our completed public offering. Our monthly expenditures are primarily related to consulting services that we incur for design and manufacturing and software development. Each of these firms expend approximately $15,000 to $20,000 per month in billable hours for services provided. To date we have not generated revenues from our business, and our expenses will continue to accrue or be deferred until sufficient financing is obtained to be able to pay for these expenses. Additional financing may be obtained from our founder or others who are familiar with our founder and loan us the funds necessary to pay for these expenses. Through this date we have received interest-free loans and deferred payment on services to fund our operations. No assurances can be given that we will be able to continue fund our operations beyond a month-to-month basis.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through March 31, 2026 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our product or services will continue to occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

A significant portion of our outstanding shares of common stock (16,780,000 of the 22,980,000 shares or 73.0%) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of the revisions to Rule 144 (effective December 31, 2008) there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Shareholders of Record

As of July 14, 2026, an aggregate of 22,980,000 shares of our common stock were issued and outstanding and owned by 57 shareholders of record.

Recent Sales of Unregistered Securities

The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering.

During the twelve-month period ended March 31, 2026 the Company issued 209,500 shares of its $0.001 par value common stock, for approximately $20,950 of value, in exchange for investment proceeds of $20,950.

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

Operations

We were incorporated on March 27, 2017 and soon thereafter acquired our business plan from our founder and CEO, Mr. Robert Dolan. Most of the activity through July 14, 2026 involved the execution of our business plan, business development, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low-cost production of modular components and configurations, and of course the preparation of the Company’s financial statements and other financial information as well as our corporate governance efforts.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our environmentally optimized growing system business(s) or services (complimentary to the grow-system) to meet our obligations on a timely basis. The Company has not yet acquired or fully developed any of its intended services. We may not be able to acquire or internally develop any of its intended services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any of its intended services, we must be able to secure the necessary financing, beyond just the proceeds of the completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $500,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

We believe that our environmentally optimized growing system division may begin to generate sufficient revenues earlier than the corporate direct sales. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

The Future (Phase 1 and Phase 2)

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

Historical Timeline and Roll-out

We bifurcated the Company’s activity into Phase One and Phase Two. Phase One encompasses from April 2017 through April 2020 (full Covid-19 lockdown) while Phase Two encompasses May/June 2020 through to the current date of November 2025.

Phase One:

Most of our activity in the early days involved the execution of the Company’s business plan, business development activity, technical engineering and design of the GPod grow-system and associated services, along with an emphasis on low-cost production of modular components and configurations.

Prior to Covid-19 and its profound effect on businesses worldwide we developed a working model of our GPod modular grow-system in several sizes. We developed a ‘smart’-system for our GPod grow-system to be used by our customers, utilizing their mobile devices or through a remote network. We began to develop a network of sales professionals that will assist the Company in deploying these systems in the organic growing space.

The Company has been building what it believes to be a transformative cultivation pod which will revolutionize urban indoor farming or off the grid farming. Over the years’ management and the Company have been working on the GPods’ revolutionary design and cost-effective urban indoor farming environment. The Company began executing its business plan to transform the utilization of garages and small properties into functioning home farms. Urban farmers can utilize a proprietary smartphone app or a web-based product that provides complete control over the GPod. Connecting growers to suppliers of seed and plant food in real-time with competitive pricing. Our GPod allows a home farmer to become food independent and provide security of their food source and its sourcing.

The Company has been actively engaged in the development of an urban self-contained grow pods using the latest in drip and spray irrigation, environmental monitoring and automation technology. Since inception March 2017 we’ve incurred more than $1 million in direct costs to develop the GPod modular growing system and ancillary products. These costs are substantial despite the Company’s limited financing and its efficient use of capital, without the direct cause and effect of recording a sizeable asset onto its balance sheet.

Specifically, the Company during Phase One had –

●	Engaged the services of an outside product design firm (housing-spray systems – control apps) to help with its product development and future roll-out;
●	Collaborated with several tech service providers in order to support to our applications, along with cloud access for real-time usage of our applications by GPod farmer.
●	Tasked certain app developers to establish and create a scalable cloud infrastructure;
●	Tasked certain product design firms for both GPod core and component design;
●	Initiated development of failsafe system to shut down GPod due to environmental factors that would cause potential fire;
●	Initiated documentation and support of product issue management. (Based on an initial beta testing of our rudimentary application software);
●	Added strategic features to its application design as project planning expands;
●	Initiated development of a dedicated design team to assist with understanding the challenges, advantages and drawbacks for our specific manufacturing processes;
●	With the assistance of product design firm assessed short term as well as long term objectives of its business plan, while planning GPod rollout;
●	Begun to address the perceived inadequacy of using an app on a small screen (smart phone) with the objective to overcome this obstacle with elegant design. Images are optimized to provide fast loading and what we believe to be a trouble-free user experience;
●	With the assistance of certain product design firms developed a core list of suppliers to maintain component pricing;
●	Tasked certain design teams to search out and use the latest technologies available in the market. Creating a grow environment with the newest growing technologies;
●	Tasked certain product design firms with providing an end-to-end iPhone app development, including - requirement gathering, architecture, design, development, testing and ultimately deployment;
●	Through its development process, set short-term/mid-term goals with product design firm to provide scalable component system for new food sources.

Phase Two:

2020 – Off the Grid Development and Proof of Concept – GPods’ Off the Grid product was conceptualized by our CEO and founder, Mr. Robert Dolan, DLE Consultants and W270, SA. to explore modular, non-invasive interior systems for mobile living. Early van conversions still relied on labor-intensive builds using legacy components such as lead-acid batteries and static solar panels. GPods’ first prototype and three hand-built kits validated the concept’s mechanical feasibility—demonstrating how vertical space could be efficiently utilized without permanent vehicle modifications. These trials established the foundation for GPods’ continuing research into modular, self-sustaining living architectures.

2021 – Electrical Integration Framework – GPods’ R&D pivoted toward scalable electrical infrastructure designed for true plug-and-play deployment. The result was the Power Spline, an aluminum rail integrating power and solar management that reduced wiring complexity by 75 percent. This innovation became the backbone of the company’s modular philosophy—creating a reliable, standardized framework capable of supporting autonomous, electrically coherent mobile environments.

2022 – Structural Integration and Floor Grid - Building on earlier electrical work, the Company developed the Floor Grid, a lightweight aluminum lattice designed to align with OEM mounting standards.

The Floor Grid eliminated subfloor framing, improved load distribution, and introduced a universal attachment system for modular interiors. These advances allowed rapid reconfiguration between living, work, or recreation layouts and established the basis for hybrid DIY-prefabrication models, optimized for rapid prototyping and test deployment.

2023 – Collaboration and System Convergence - Two independent research & development tracks—the Living GPod and the GPod Growing Systems (our innovative growing system) - began coordinated development aimed at cross-system integration. GPod Living Pod focused on high-efficiency panels and integrated power modules. Growing Systems advanced closed-loop hydroponics and water management. Joint trials established compatibility standards and interface protocols, enabling seamless integration between living and growing subsystems. By the end of 2023, both divisions had aligned around a unified design language and shared goal: developing self-sustaining mobile habitats for both human comfort and micro farming.

2024 – Core Platform and Off-the-Grid Prototype - The refined Core platform emerged, combining three key subsystems—the Power Spline, Water Loop, and Farm Tray—into a compact 4×2×2-foot removable pod. Designed for a Sprinter-class size van, the unit enabled complete off-grid functionality for energy, water, and food. GPod introduced the Off-the-Grid GPod design, built on a Sprinter chassis and adapted from earlier industrial grow-pod research. This lightweight, mobile prototype fused water recycling and hydroponics in a compact system, serving as the bridge between stationary agricultural pods and mobile self-sufficient living environments.

2025 – System Orchestration and GPod OS v2 - By 2025, the Company and its team centered development around software orchestration—integrating all mechanical and electrical systems under GPod OS v2.

The platform synchronized every module—Power Spline, Water Loop, Farm Tray, and Off-the-Grid GPod—within a cohesive, adaptive ecosystem. With QR-based deployment and automated calibration, GPod OS v2 dynamically managed solar input, energy storage, nutrient circulation, and water filtration across varying vehicle types and climates. This marked a final transition from isolated modules to a data-driven, self-regulating habitat that could operate autonomously in mobile or fixed environments. The fully integrated system demonstrated a reversible transformation of standard vans into network-connected microhabitats, emphasizing the Company’s ongoing commitment to R&D and scalable, license-ready design innovation.

With the above, the Company along with its developers and product design firms, has executed on its business plan(s). The Company believes that the next few months (and year) are critical for us as a group (along with our outside providers). We are hyper-focused on achieving the next phases of our business plan along with a targeted acquisition (or two). Our goal is to finish development of our smartphone apps, our technologies developed within, product design integration with extensive testing, debugging, re-testing and roll it out to our end users. Innovation and pioneering for the urban farmers and off-the-grid users we believe need exceptional and cost-effective tools.

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

Necessity for Additional Financing

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate sizeable revenue within the next 12 to 18 months. While we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we would fail to satisfy our cash requirements. As of the date of this Report we have received approximately $32,000 in loans from our control shareholders, as well as interest free loans from business associates of our founder in the amount of $210,000. We expect these amounts will increase substantially over the next few months as the next phase of operations is rolled out.

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

Results of Operations for the twelve-month period ended March 31, 2026 compared to the twelve-month period ended March 31, 2025

	For the year ended March 31, 2026	For the year ended March 31, 2025
Expenses:
Officer compensation and wage expense – related party	60,000	60,000
Consulting expense	116,500	40,500
Legal and accounting expense	23,250	8,250
Design and technical expense – related party	138,600	52,200
Software development and consulting expense – related party	134,800	57,200
Administration expense and other	14,700	4,778
	(487,850)	(222,928)

Operating income (loss)	(487,850)	(222,928)

Other income and expense	-	250,000
Income/(Loss) before provision for income tax	487,850	27,072)
Provision for income tax	-	-
Net income/(loss)	$487,850	$27,072)
Basic and diluted income/(loss) per share	$(0.02)	$0.00)
Weighted average common shares outstanding - basic and diluted	22,903,000	16,448,500

Expenses

Expenses for the twelve-month period ended March 31, 2026 compared to the twelve-month period ended March 31, 2025 were $487,850 and $222,928, respectively. Expenses increased year over year by $264,922 or an increase of 118.8%. The primary reason for this is we recently began our efforts on the Proto-Pod II version as well as increasing our general business operations.

Officer’s compensation - related party was $60,000 for the twelve-month period ended March 31, 2026 compared to $60,000 for the twelve-month period ended March 31, 2025. Officer compensation expense – related party remained static year over year. During the twelve-month period ended March 31, 2025 we, and Mr. Dolan, agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as we do not currently have the financial capabilities to pay Mr. Dolan for this accrued compensation. As a requirement by us Mr. Dolan was to forgive a portion of his compensation in order for us to receive concessions from several of our vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors at the time that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation. Subsequent to the $225,000 in forgiveness and prior to year-end the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. We removed approximately $475,000 in accrued compensation from the balance sheet. These types of financial transactions are unusual and most likely will not reoccur anytime in the near future.

Consulting expenses were $116,500 for the twelve-month period ended March 31, 2026 compared to $40,500 for the twelve-month period ended March 31, 2025. Consulting expense increased year over year by $76,000 or an increase of 187.7%. The primary reason for this is during the prior years we retained outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product. We re-engaged some or all of these professionals to help us with the needs of operations and reporting.

Legal and accounting expenses were $23,250 for the twelve-month period ended March 31, 2026 compared to $8,250 for the twelve-month period ended March 31, 2025. Legal and accounting expenses increased comparative period over comparative period by $15,000 or an increase of 181.8%. The Company retained PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant. The Company also retained the services of a financial advisor as well as retaining the services of a securities attorney to assist the Company in moving forward with its public filing obligations. The Company believes that it will incur significant additional expense in this area to complete its action items.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $138,600 for the twelve-month period ended March 31, 2026 compared to $52,200 for the twelve-month period ended March 31, 2025. Design and technical expense increased significantly comparative period over comparative period by $86,400 or an increase of 165.5%. The primary reason for this increase is that we continue to need outside contractors and developers for our efforts in the development of our Proto-Pod II version of the former GPod product and other service offerings.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $134,800 for the twelve-month period ended March 31, 2026 compared to $57,200 for the twelve-month period ended March 31, 2025. Software development and consulting expense – related party increased year over year by $77,600 or an increase of 135.7%. The primary reason for this increase is that we continue to need outside contractors and developers for our efforts in the development of our Proto-Pod II version of the former GPod product and other service offerings, especially when it comes to software development.

Administrative costs and other expense were $14,700 for the twelve-month period ended March 31, 2026 compared to $4,778 for the twelve-month period ended March 31, 2025. Administrative costs and other expense increased year over year by $9,922 or an increase of 207.7%. Administrative costs and other expense increased significantly comparative period over comparative period, this was due an increase in EDGAR service providers, other operational activities not associated with production, and other general fees which were on a month-to-month basis. The Company believes that it will incur significant additional expense in this area to complete its action items with respect to administration measures.

Other income or expense were $0 for the twelve-month period ended March 31, 2026 compared to $250,000 for the twelve-month period ended March 31, 2025. This was comprised of debt forgiveness of $150,000, and a gain on sale of asset – related party of $100,000 for the twelve-months ended March 31, 2025. These were both one-time events and therefore not comparative for prior periods.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the twelve-month period ended March 31, 2026 compared to the twelve-month period ended March 31, 2025 was $(487,850) and $27,072, respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,903,000 for the twelve-month period ended March 31, 2026 compared to 16,448,500 for the twelve-month period ended March 31, 2025. Basic and diluted income/(loss) per share for the twelve-month period ended March 31, 2026 compared to the twelve-month period ended March 31, 2025 was $(0.02) and $0.00, respectively.

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

As of March 31, 2026, we owed approximately $1,005,000 (of which approximately $427,000 is owed to various related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of March 31, 2026. As of March 31, 2026, we owed approximately $31,000 in connection with three (3) interest-free demand loans from three (3) related parties, Mr. Dolan, Mr. Estus and Mr. Fry. As of March 31, 2026, we owed approximately $210,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) were used for working capital. Our cash position was approximately $21,600 at March 31, 2026. During the twelve-month period ended March 31, 2026 the Company issued 209,500 shares of its common stock for $20,950 in exchange for cash payments.

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

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2026 and believes there are none that have a material effect on the Company’s financial statements except for the following.

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

MARCH 31, 2026

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

Report of Independent Registered Public Accounting Firm

To the Shareholders & Board of Directors

GPods, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GPods, Inc. as of March 31, 2026 and 2025 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

July 11, 2026

GPODS, INC.

BALANCE SHEETS

	March 31, 2026	March 31, 2025

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,605	$405
Prepaid expense	4,654	4,675
Total Current Assets	26,259	5,080

OTHER ASSETS:
Proto-Pod capitalized costs, net of impairment reserve of $0 and $261,303 at March 31, 2026 and March 31, 2025, respectively	-	-
Internal use software	108,600	108,600
Total Other Assets	108,600	108,600

TOTAL ASSETS	$134,859	$113,680

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$367,650	$250,350
Related party accounts payable (see Note 4)	325,400	52,000
Related party accrued compensation expense (see Note 4)	70,000	10,000
Related party loans and notes payable (see Note 4)	31,543	31,543
Notes payable	209,515	172,135
Investor stock payable	-	-
TOTAL LIABILITIES	1,004,108	516,028

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,980,000 and 22,770,500 issued and outstanding at March 31, 2026 and March 31, 2025, respectively	22,980	22,771
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,192,560	1,171,820
Accumulated deficit	(2,084,789)	(1,596,939)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(869,249)	(402,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$134,859	$113,680

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2026	For the year ended March 31, 2025

Expenses:
Officer compensation and wage expense – related party	$60,000	$60,000
Consulting expense	116,500	40,500
Legal and accounting expense	23,250	8,250
Design and technical expense – related party	138,600	52,200
Software development expense – related party	134,800	57,200
Administrative expense and other	14,700	4,778
Total expenses	487,850	222,928

Operating income (loss)	(487,850)	(222,928)

Other income and expense:
Debt forgiveness	-	150,000
Gain on sale of asset– related party	-	100,000
Total other income and expense	-	250,000
		-
Income/(loss) before income tax	(487,850)	27,072
Provision for income tax	-	-
Net income/(loss)	$(487,850)	$27,072
Basic and diluted gain/(loss) per share	$(0.02)	$0.00
Weighted average common shares outstanding - basic and diluted	22,903,000	16,448,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2024	16,270,500	$16,271	$31,520	$(1,624,011)	$(1,576,220)

Debt forgiveness from related party transactions	-	-	375,000	-	375,000

Reclassification of debt forgiveness due to change in status of non-related party	-	-	121,800	-	121,800

Issuance of common stock in exchange for settlement of related party loans and notes payable – fair value of $0.10 per share, $0.001 par value	500,000	500	49,500	-	50,000

Issuance of common stock in exchange for settlement of related party accrued compensation - $0.10 per share, $0.001 par value	2,500,000	2,500	247,500	-	250,000

Issuance of common stock in exchange for settlement of related party accounts payable - $0.10 per share, $0.001 par value	3,500,000	3,500	346,500	-	350,000

Net income/(loss) – for the twelve months ended March 31, 2025	-	-	-	27,072	27,072

Balance – March 31, 2025	22,770,500	$22,771	$1,171,820	$(1,596,939)	$(402,348)

Issuance of common stock in exchange for cash proceeds - $0.10 per share, $0.001 par value	209,500	209	20,740	-	20,949

Net income/(loss) – for the twelve months ended March 31, 2026	-	-	-	(487,850)	(487,850)

Balance – March 31, 2026	22,980,000	$22,980	$1,192,560	$(2,084,789)	$(869,249)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2026	For the year ended March 31, 2025

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(487,850)	$27,072
Gain on extinguishment of debt	-	(150,000)
Related party – gain on sale of asset	-	(100,000)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense and other	20	(4,675)
Change in accounts payable and accrued expense - other	117,300	41,300
Change in investor payable	-	(8,500)
Net Cash (Used in) Operating Activities	(370,530)	(194,803)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment – fixed assets	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES: ?’
Proceeds from the sale of common stock	20,950	-
Change in accounts payable – related party	273,400	109,400
Change in accrued expense – related party	60,000	60,000
Loan proceeds – non-related party	37,380	15,600
Loan proceeds - related party	-	8,500
Net Cash Provided by Financing Activities	391,730	193,500

CHANGE IN CASH	21,200	(1,303)

CASH AT BEGINNING OF PERIOD	405	1,708

CASH AT END OF PERIOD	$21,605	$405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services - Internal use software – related party	$-	$3,000
Increase in paid in capital from related party debt settlement	$-	$496,800
Issuance of equity in exchange for notes payable – related party	$-	$50,000
Issuance of equity in exchange for accounts payable – related party	$-	$350,000
Issuance of equity in exchange for accrued compensation – related party	$-	$200,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2026

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

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the year ended March 31, 2026 or March 31, 2025.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

As noted above, the Company is in its development stage and, accordingly, has not yet generated sufficient or reoccurring revenues from its operations. Since inception, the Company has been primarily engaged in financing activities and executing its plan of operations. As a result, the Company from one-off or one-time transactions incurred, net loss from operations for the twelve-month period ended March 31, 2026 was $(487,850). This reduced our accumulated deficit of $2,084,789 as of March 31, 2026. The Company as of March 31, 2026 still continues to have a negative working capital balance of $977,849. The Company’s activities since inception have primarily been sustained through the deferral of debt and payments to vendors and others.

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

MARCH 31, 2026

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

The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has not determined as to whether expenses incurred for its new version of the Proto-Pod II should be capitalized or not. The Company analyzes expenditures on a monthly basis as to whether to expense or to capitalize. The balance at March 31, 2026 for the Company’s Proto-Pod Capitalized Costs was $0. The Company during the twelve-month period ending March 31, 2025 sold to DLE what remained of its Proto-Pod Capitalized Costs. The Company and vendor came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with a commensurate reduction in accounts payable due and owing to the vendor. The Company recognized $100,000 gain on sale of asset from the disposition of the Proto-Pod Capitalized Costs and was disclosed as a related party transaction within its Statement of Operations.

The Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 Systems, SA (“W270”) that a portion of costs incurred by the Company from W270 and its work on our internal use software to be utilized in the Proto-Pod development and its use by the Company to analyze information obtained from various sources to expand its services should be capitalized. In the recent past W270 devoted approximately 50% to 60% of its professional time to our varied smart-phone applications that are to be offered by the Company, and 40% to 50% of its professional time for development of our in-house use software that will not be made available to the public. It has been determined that our smart-phone application efforts and the capitalization of such costs significantly dropped as a percentage of W270’s overall efforts. This is two-fold as the Company believes it is near the end of its smart-phone application development, with commercial launch imminent, as well as the launch of the in-house internal use software. The vendor validated this determination with its focus on pure software development and maintenance. The Company continues to analyze these expenditures on a monthly basis as to whether to expense or capitalize such costs. For the twelve-month period ended March 31, 2026, the Company capitalized internal use software development costs of $0. Balances at March 31, 2026 and March 31, 2025 for Company’s Internal Use Software were $108,600 and $108,600, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 4-RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $60,000 and $60,000 for twelve-month periods ended March 31, 2026 and 2025, respectively. The Company and its founder/related party agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the twelve-month period ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company did not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation at the time. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. Accrued compensation payable of $70,000 and $10,000 is due and payable as of March 31, 2026 and March 31, 2025, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. Subsequent to the accrued compensation forgiveness, and prior to year-end, the Company and the related party agreed to settled approximately $50,000 of related party promissory note(s) due to Mr. Dolan in exchange for 500,000 shares of its common equity stock. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of March 31, 2026 and 2025 was $18,043 and $18,043, respectively. During prior years the Company borrowed money from a shareholder. This amount was negligible and amounted to $50 due and owing to this shareholder. During the twelve-month period ending March 31, 2024, we paid this shareholder back the $50 owed to them. For the twelve-month period ended March 31, 2025, the Company approached this shareholder to borrow needed funds once again (as well Mr. Fry agreed to join our board of directors). This related party lent the Company $8,500 in August of 2024 to cover certain obligations of the Company. With the exchange of certain accounts payable for equity in the Company, Mr. David Estus became a related party. For the year ended March 31, 2022 the Company borrowed $5,000 from Mr. Estus, which for the years ended March 31, 2025 and 2026 is considered a related party transaction. Mr. Estus is a related party due to his ownership in the Company as of March 31, 2025 and 2026.

As of March 31, 2026 total related party promissory notes were $31,543 which consists of Mr. Dolans related party note payable balance of $18,043, $5,000 owed to Mr. Estus, and another $8,500 owed to Mr. Fry. Mr. Fry’s and Mr. Estus’ unsecured notes payable bear interest at 0% per annum and is due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2026

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

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2026 due to their equity ownership in the Company. The related party, DLE Consulting (“DLE”), and its principal, Mr. Estus, executed a subscription agreement on March 27, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with DLE of $121,800. In accordance with GAAP, we are required to reclassify what was initially a gain on settlement of debt forgiveness in the 4th quarter of fiscal year ending March 31, 2026 to an increase in additional paid in capital balance. Additionally, during the 2nd quarter of fiscal year ending March 31, 2026, DLE and the Company entered into an agreement to purchase the Proto-Pod Capitalized Costs for a pre-determined price of $100,000 which was considered fair value for the assets. The Proto-Pod Capitalized Costs was fully reserved for impairment. This transaction closed in September 2024 with a satisfaction of accounts payable due and owing to DLE in the amount of $100,000. Subsequent to the forgiveness of the accounts payable balance and gain on sale of the asset, and prior to year-end, the Company and DLE agreed to settle another $150,000 in accounts payable due and owing to DLE in exchange for 1,500,000 shares of its common equity stock. Upon acceptance of equity in the Company DLE became a related party requiring any transaction with DLE to be in compliance with related party disclosure for the entire period presented.

The related party accounts payable balance for the vendors totaled $52,000 at March 31, 2025 and $325,400 at March 31, 2026.

Capitalized internal use – software increased during the twelve-month period ended March 31, 2026 by $0. As described in Note 3 above the Company previously capitalized approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to W270 are expensed as incurred; during the twelve-month period ended March 31, 2026 this amounted to $134,800 which is characterized as Software development expense – related party.

Capitalized costs – prototype increased during the twelve-month period ended March 31, 2026 by $0. As described in Note 3 above the Company capitalized approximately 100% of the costs incurred to develop its prototype product in accordance with GAAP. Of the $0 in costs capitalized, $0 was incurred with respect to the DLE, and $0 in costs that our CEO and President, Mr. Dolan incurred and paid for during the twelve-month period. With the sale of the Proto-Pod Capitalized Costs during the twelve-month period, the Company does not believe that it will incur any additional capitalized costs with respect to that derivation of the prototype which is no longer under development; however, the Company has begun or recently embarked upon the development of a new prototype that has been classified as Proto-Pod II. The Proto-Pod II is centered upon recreational vehicle or delivery van-sized enclosures that are both fully mobile and supports the GPod product and service vision. Other costs incurred with respect to DLE are expensed as incurred; during the twelve-month period ended March 31, 2026 this amounted to $138,600 which is characterized as Design and technical expense – related party.

Our two significant vendors in production and operations, both now related parties have agreed to continue to defer any cash payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5-NOTES PAYABLE AND INVESTOR STOCK PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of March 31, 2026 and March 31, 2025 the Company had $209,515 and $172,135 in outstanding notes payable, respectively.

The Company, during the twelve-month period ended March 31, 2026, received proceeds of $37,380 from two of its notes payable holders. No payments were made during the twelve-month period ended March 31, 2026. The Company, during the twelve-month period ended March 31, 2025, received proceeds of $15,600 and no payments were made to the note payable holders. The Company has no plans on repaying the promissory notes payable and may seek to convert these notes payable into common stock of the Company or through some other means.

Investor Stock Payable

During the twelve-month period ended March 31, 2021, the Company in connection with its failure to list on the available exchanges to it made an offer to a number of its shareholders to repurchase their shares at the same price that they had originally invested in. As of March 31, 2025 all of the former investors who executed these agreements have been paid in full.

As of March 31, 2026 and March 31, 2025 the Company had $0 and $0 in outstanding investor stock payable due to these 45 former shareholders, respectively.

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 6-INCOME TAXES

At March 31, 2026, the Company had a net operating loss carryforward of $2,084,789, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for March 31, 2026 and 2025:

Deferred tax asset:	March 31, 2026	March 31, 2025

Net operating loss carryforward	$437,800	$335,360
Total deferred tax asset	437,800	335,360
Less: Valuation allowance	(437,800)	(335,360)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of March 31, 2026 and March 31, 2025 was $437,800 and $335,360, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the twelve-month periods ending March 31, 2026 and March 31, 2025:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on March 31, 2026 and 2025 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. For reporting purposes, we previously included state minimum franchise tax as a component of income taxes for the period reported. In accordance with ASC 740 we have included this minimum franchise tax in administrative expense and other in our Statement of Operations.

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

GPODS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 7-SHARE CAPITAL (CONTINUED)

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

During September 2022, the Company began an exempt private placement offering (the “2022 Stock Offering”) of its common stock at a price of $0.10 per share. Total capital raise for the 2022 Stock Offering is $750,000. The 2022 Stock Offering the Company may include the settlement of accounts payable, vendor accounts as well as the settlement of related party amounts due on loans and accrued expense. The Company’s board of directors re-approved the 2022 Stock Offering and its extension of its terms and conditions and intends on settling with several of its vendors through the issuance of common stock as payment for vendor accounts payable under the terms of the 2022 Stock Offering. During the twelve-month period ended March 31, 2026 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments.

The Company during the twelve months ended March 31, 2026 received investment from 27 investors for a total of $20,950. The Company issued 209,500 shares of its common stock at a price of $0.10 per share, under the terms of the extended 2022 Stock Offering. The Company continues to seek capital investment under the terms of the 2022 Stock Offering and complete the planned $750,000 capital raise.

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

At March 31, 2026 and March 31, 2025, there were 22,980,000 and 22,770,500 shares of common stock issued and outstanding, respectively.

NOTE 8-GAIN ON DEBT FORGIVENESS

As discussed in Note 4-Related Party Notes Payable and Other Related Party Transactions the Company and several of its vendors and Mr. Dolan, its related party, officer and director. The Company and the related party during the twelve-month period ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation to Mr. Dolan for no consideration. This was economically necessary as the Company does not have the financial capabilities to pay Mr. Dolan for his accrued compensation and it was necessary for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that too had sizeable liability or financial balances with the Company. As part of the accrued compensation forgiveness with Mr. Dolan described above and in Note 4, the Company was able to secure vendor accounts payable forgiveness or a reduction with one of its non-related party vendors totaling $150,000 reflected in our Statement of Operations. Furthermore, the Company was able to secure vendor accounts payable forgiveness or reductions with two of its related party vendors totaling $271,800 reflected as an increase in additional paid in capital within our Statement of Stockholders’ Equity for the twelve-month period ended March 31, 2025.

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

NOTE 10-SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2026 through the date the financial statements were issued, July 11, 2026. The Company determined that it had the following reportable events.

●	During the months April 2026 through July 2026, the Company borrowed an additional $11,000 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2026.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all our directors and executive officers and key management personnel as of July 14, 2026. Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are elected or appointed to serve until the next board of directors meeting which may follow the annual meeting of stockholders. Provided is a brief description of the business experience of each director and executive officer and key management personnel during the past five years and indication of directorships held by (if any) of each director in other companies subject to the reporting requirements under the Federal Securities Acts.

Name	Age	Position
Robert L. Dolan	42	Chairman, CEO (Principal Executive Officer) CFO (Principal Financial and Accounting Officer)
Wesley T. Fry	65	Member of the Board of Directors

Robert L. Dolan, Chairman, CEO, CFO

Mr. Dolan is currently the Company’s sole officer in the dual capacity of CEO, CFO and Chairman of the Company’s board of directors. He has held these positions since March 27, 2017. He is responsible for all duties required of a corporate officer and the development of the business. From 2005 through calendar year 2024, Mr. Dolan served as a principal with a commercial organic farm located in Southern California, Fortuna Farms. He was instrumental in starting Fortuna Farms with an extensive background in indoor organic growing melding with traditional farming. Mr. Dolan regularly attends trade shows, subscribes to industry publications, and visits local farmers and growers to stay abreast of the newest technologies and the most advanced methods used in the industry. Farming is not a job for him, it’s a part of his identity, inheritance, and legacy continuously growing his base of knowledge. Mr. Dolan holds an Associate Degree in Horticulture with an emphasis in hydroponic automation received from California State University, San Marcos. Mr. Dolan has earned a number of industry awards for his unique designs as well as local recognition for his concepts in hydroponic automation, use and sustainability.

Wesley T. Fry, Director

Mr. Fry joined the Company as a member of the board of directors on December 15, 2024. Mr. Fry through his wholly-owned corporation W270, SA, a Costa Rican corporation provides services as an information technology consultant for various businesses. Mr. Fry from 2008 through 2012 served as Network Operation Shift Manager and Lead for a leading DOD contractor at the North Island Naval Air Station, San Diego. Mr. Fry previously served as Network Administrator for a leading DOD contractor at the Naval Amphibious Base – Coronado, with which he served from 2006 through 2007. Mr. Fry previously served as Network Deployment Lead for a leading subcontractor that provided services to such companies as Cisco Systems and Home Depot with which he served from 2001 through 2006. Mr. Fry has managed IT consulting operations ranging from start-ups to $500 million in annual sales. Mr. Fry was involved with some of the earliest innovators in VOIP (Voice over the Internet Protocol).

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

Director Nominations

As of March 31, 2026, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the twelve months ended March 31, 2026 and 2025, compensation awarded or paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Dolan CEO, CFO and Director (1) (2)	2026	60,000	-	-	-	-	-	-	60,000
	2025	60,000	-	-	-	-	-	-	60,000

The Company had an employment arrangement with Mr. Dolan for services which administratively terminated on February 28, 2019. We initially entered into this agreement on March 27, 2017. Mr. Dolan’s compensation was not based on any percentage of profits or other financial calculations. Mr. Dolan as a board member makes decisions determining the amount and timing of payment for his compensation and, for the immediate future, Mr. Dolan has elected not to receive payment of compensation which permits us to meet our day-day financial obligations. Mr. Dolan’s compensation was deferred until at such time that we receive sufficient financing or that we no longer are a going concern. During the twelve months ended March 31, 2025 the Company and Mr. Dolan came to an agreement to cancel certain outstanding obligations of the Company due and owing to Mr. Dolan. Pursuant to the agreement Mr. Dolan forgave $225,000 in past due compensation, tendered another $250,000 in past due compensation or accrued compensation for 2,500,000 shares of the Company’s common stock and exchanged $50,000 in amounts due to Mr. Dolan for certain expenditures incurred by Mr. Dolan in exchange for 500,000 shares of the Company’s common stock. As part of this agreement, the Company was able to leverage Mr. Dolan’s forgiveness of certain debts, the exchange of equity for amounts due to Mr. Dolan to obtain forgiveness of certain debts from several vendors as well as the exchange of equity for amounts due to several vendors. This would have not occurred without the cooperation of Mr. Dolan.

(1)	Mr. Dolan was previously employed by the Company under an employment agreement that provided for initially a $5,000/month salary increasing in the second (2nd) year to $5,500/month salary. The Company and Mr. Dolan mutually agreed to defer the payment of compensation until as such time the Company is able to with sufficient financing and/or it ceases to be a going concern. Mr. Dolan currently receives an accrued salary of $60,000 per year which is through a verbal agreement and understanding with the Company. While the previous (and now terminated) agreement called for annual increases, Mr. Dolan and the Board of Directors agreed to keep the compensation to $5,000/month until the Company achieves financing in excess of $750,000.
(2)	Mr. Dolan converted $250,000 in past due compensation in exchange for 2,500,000 shares of the Company’s common stock at a price of $0.10 per share. This occurred on around March 28, 2025. The Company has not issued the shares as of this date. Mr. Dolan additionally forgave $225,000 in past due compensation for no consideration, this occurred prior to or by December 31, 2024. The Company currently has a balance that is due to Mr. Dolan for past due compensation at March 31, 2026.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended March 31, 2026. The Company had no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended March 31, 2026. The Company had no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2026 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its board of directors may grant awards as it sees fit to its employees as well as to key consultants (of which there are none).

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended March 31, 2026.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended March 31, 2026. The Company has no activity with respect to any types of these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended March 31, 2026. The Company has no activity with respect to any types of these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2026. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of July 14, 2026 we had 22,980,000 shares of common stock outstanding which are held by 57 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the Board of Directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of July 14, 2026; of all directors and executive officers of GPods, Inc.; and of our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Robert Dolan (3)	13,000,000	56.57%

Common	Wesley Fry (4)	2,250,000	9.79%

	All Directors and Officers as a group (2 persons)	15,250,000	66.36%

(1)	The address for purposes of this table is 1035 East Vista Way, Vista, California 92084.

(2)	Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3)	Upon inception Mr. Dolan received 6,000,000 shares for services and 4,000,000 shares for selling certain intangible and tangible assets to the Company on April 20, 2017. Mr. Dolan received an additional 500,000 shares and 2,500,000 shares for the settlement of certain liabilities due and owing by the Company to Mr. Dolan. The shares were issued in March 2025 and the exchange qualified as consideration for investment under the 2022 private placement offering memorandum.

(4)

Pursuant to our direct public offering Mr. Fry received 250,000 shares for $2,500.00 in consideration. On March 28, 2025 Mr. Fry received 2,000,000 shares as settlement of certain liabilities due and owing by the Company to Mr. Fry. The exchange qualified as consideration for investment under the 2022 private placement offering memorandum.

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

Common Stock

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of common stock. There were 22,980,000 shares of our common stock issued and outstanding as of March 31, 2026 held by fifty-seven shareholders of record:

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2026 in which:

●	The amounts involved exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($1,000); and
●	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

For both our office and mailing address it is 1035 East Vista Way, Vista, California 92084. This space is currently used by us and other businesses that Mr. Dolan operates. There is no written lease agreement and we operate under a month-month verbal agreement to use this facility with Mr. Dolan.

We recorded compensation expense of $60,000 to Mr. Dolan for the year ending March 31, 2026.

We recorded software development expense – related party of $134,800 to W270, SA which is 100% owned by a member of the Board of Directors, Mr. Fry, for the year ending March 31, 2026. As well, Mr. Fry is a shareholder holding more than 5% of our common stock.

We recorded Design and technical expense – related party of $138,600 to DLE Consulting which is 100% owned by Mr. Estus, for the year ending March 31, 2026. Mr. Estus is no longer a shareholder holding more than 5% of our common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Michael Gillespie & Associates, PLLC, a professional limited liability company (“MGA”) for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2026 and March 31, 2025 and fees billed for other services rendered by MGA during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	March 31, 2026	March 31, 2025
Audit fees (1)	$19,250	$8,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$19,250	$8,250

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended March 31, 2026 and March 31, 2025, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Exhibits

No.	Description
3.1	Articles of Incorporation *
3.2	By-Laws *
10.1	Agreement and Mutual Release – Robert Dolan dated March 14, 2025 #
10.2	Agreement and Mutual Release – Robert Dolan dated March 14, 2025 #
10.3	Agreement and Mutual Release - W270, S.A. dated March 27, 2025 #
10.4	Agreement and Mutual Release – DLE Consulting dated March 27, 2025 #
14.1	Code of Ethics *
31.1**	Certification of Chief Executive Officer
31.2**	Certification of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer
32.2**	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document¥
101.SCH	Inline XBRL Taxonomy Extension Schema¥
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase¥
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase¥
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase¥
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase¥
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* - Previously filed with our Form S-1 registration statement submitted to the Commission on August 2, 2018.

# - Previously filed with our Form 10-K for the year ending March 31, 2025 with the Commission on July 14, 2025.

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

Date: July 14, 2026
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer,
Treasurer, Chairman, CFO (Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	July 14, 2026
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	July 14, 2026
Wesley Fry

