Form 10-Q
period 2026-06-30
GPODS, INC.
filed 2026-08-10
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 000-56845

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2026 was 22,980,000 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	March 31, 2026 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,230	$21,605
Prepaid expense	3,042	4,654
Total Current Assets	24,272	26,259

OTHER ASSETS:
Power Spline capitalized costs, net of impairment reserve of $0 and $0 at June 30, 2026 and March 31, 2026, respectively	12,900	-
Internal use software, net of accumulated amortization of $7,542 and $0 at June 30, 2026 and March 31, 2026, respectively	101,058	108,600
Total Other Assets	113,958	108,600

TOTAL ASSETS	$138,230	$134,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$395,950	$367,650
Related party accounts payable	409,400	325,400
Related party accrued compensation	85,000	70,000
Related party loans and notes payable	31,543	31,543
Notes payable	219,315	209,515
TOTAL LIABILITIES	1,141,208	1,004,108

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,980,000 and 22,980,000 issued and outstanding at June 30, 2026 and March 31, 2026, respectively	22,980	22,980
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,192,560	1,192,560
Accumulated deficit	(2,218,518)	(2,084,789)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,002,978)	(869,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$138,230	$134,859

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three-month period ended June 30, 2026 (unaudited)	For the three-month period ended June 30, 2025 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	27,500	32,500
Legal and accounting expense	9,500	9,500
Software development expense – related party	25,600	28,800
Design and technical expense – related party	45,500	26,400

Administration expense and other	3,087	3,155
	126,187	115,355

Operating income (loss)	(126,187)	(115,355)

Other income and expense:
Amortization expense	(7,542)	-
Gain on sale of asset	-	-
	(7,542)	-

Income/(loss) before income tax	(133,729)	(115,355)
Provision for income tax	-	-
Net income/(loss)	$(133,729)	$(115,355)
Basic and diluted income/(loss) per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	22,980,000	22,770,500

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2025	22,770,500	$22,771	$1,171,820	$(1,596,939)	$(402,348)
Net income/(loss) – three-month period ended June 30, 2025	-	-	-	(115,355)	(115,355)
Balance – June 30, 2025 (unaudited)	22,770,500	$22,771	$1,171,820	$(1,712,294)	$(517,703)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2026	22,980,000	$22,980	$1,192,560	$(2,084,789)	$(869,249)
Net loss – three-month period ended June 30, 2026	-	-	-	(133,729)	(133,729)
Balance – June 30, 2026 (unaudited)	22,980,000	$22,980	$1,192,560	$(2,218,518)	$(1,002,978)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the three-month period ended June 30, 2026 (unaudited)	For the three-month period ended June 30, 2025 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(133,729)	$(115,355)
Amortization expense	7,542	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	1,612	1,620
Change in accounts payable and accrued expense – non-related party	28,300	33,300
Net Cash (Used in) Operating Activities	(96,275)	(80,435)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Change in accounts payable – related party	71,100	55,200
Change in accrued expense – related party	15,000	15,000
Loan proceeds – related party	-	-
Loan proceeds – non-related party	9,800	9,935

Net Cash (Used in)/Provided by Financing Activities	95,900	80,135

CHANGE IN CASH	(375)	(300)

CASH AT BEGINNING OF PERIOD	21,605	405

CASH AT END OF PERIOD	$21,230	$105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services – Power Spline Work in Progress – related party	$12,900	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the three-month periods ended June 30, 2026 or June 30, 2025.

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

Interim financial statements (June 30, 2026 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months ended June 30, 2026 are not necessarily indicative of the results for a full fiscal year.

These condensed financial statements should be read along with our audited annual financial statements filed on Form 10-K (the “Annual Report”) for the period ended March 31, 2026 and notes contained within which was filed with the SEC on or about July 14, 2026.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As noted above, the Company is in its development stage and, accordingly, has not yet generated sufficient or reoccurring revenues from its operations. Since inception, the Company has been primarily engaged in financing activities and executing its plan of operations. As a result, the Company incurred a net loss from operations for the three-month period ended June 30, 2026 of $133,729. This increased our accumulated deficit to $2,218,518 as of June 30, 2026. The Company as of June 30, 2026 continues to have a negative working capital balance of $1,116,936. The Company’s activities since inception have primarily been sustained through the deferral of debt and payments to vendors and others.

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

Proto-Pod Capitalized Costs, Power Spline Capitalized Costs and Internal Use Software

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

Proto-Pod Capitalized Costs - The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has determined not to capitalize costs for its new version of the Proto-Pod II. The Company analyzes expenditures on a monthly basis as to whether to expense or to capitalize. The Company during the twelve-month period ending March 31, 2025 sold to DLE what remained of its Proto-Pod Capitalized Costs. The Company and vendor came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with a commensurate reduction in accounts payable due and owing to the vendor. The Company recognized a $100,000 gain on sale of asset from the disposition of the Proto-Pod Capitalized Costs and was disclosed as a related party transaction within its Statement of Operations for the twelve-month period ending March 31, 2025.

Power Spline Capitalized Costs – During the three-month period ended June 30, 2026 the Company determined through a detailed analysis and review with both related party service providers, DLE and W270 Systems, SA (“W270”), and the costs incurred by the Company for each related party service providers professional services, along with their intimate involvement in the development and construction, design and modifications to the Power Spline Energy project should be capitalized and at what percentage. The Company analyzes these expenditures on a monthly basis as to what should be capitalized. For the three-month period ended June 30, 2026, the Company capitalized power spline development costs of $12,900. Balances at June 30, 2026 and March 31, 2026 for Company’s Power Spline Energy project were $12,900 and $0, respectively.

Internal Use Software – In prior years the Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 that a portion of the costs incurred by the Company from W270 and its work on our internal use software to analyze information obtained from various sources to expand its services should be capitalized. The Company analyze these expenditures on a monthly basis as to whether it should expense or capitalize such costs or to reserve for impairment of our internal use software. For the period ended June 30, 2026 we began to amortize costs associated with the Internal Use Software over a period not to exceed three-years which is the expected useful life. We recognized for the three-month period ended June 30, 2026, the Company capitalized internal use software development costs of $0. Balances at June 30, 2026 and March 31, 2026 for Company’s Internal Use Software were $101,058 and $108,600, net of accumulated amortization of $7,542 and $0, respectively.

NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000 for three-month periods ended June 30, 2026 and June 30, 2025, respectively. The Company and its founder/related party agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the twelve-month period ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company did not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation at the time. Subsequent to the accrued compensation forgiveness, and prior to year-end (March 31, 2025), the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. Accrued compensation payable of $85,000 and $70,000 is due and payable as of June 30, 2026 and March 31, 2026, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. Subsequent to the accrued compensation forgiveness, and prior to year-end (March 31, 2026), the Company and the related party agreed to settled approximately $50,000 of related party promissory note(s) due to Mr. Dolan in exchange for 500,000 shares of its common equity stock. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of June 30, 2026 and March 31, 2026 was $18,043 and $18,043, respectively. During prior years the Company borrowed money from Mr. Wesley Fry, a shareholder and director of the Company. This amount was de minimis due and owing to this shareholder. During the twelve-month period ending March 31, 2024, we paid the Mr. Fry back. During the twelve-month period ended March 31, 2025, the Company approached Mr. Fry to borrow needed funds once again. Mr. Fry lent the Company $8,500 in August of 2024 to cover certain obligations of the Company. With the exchange of certain accounts payable for equity in the Company, Mr. David Estus became a related party during the twelve-month period ended March 31, 2025. During the year ended March 31, 2022 the Company borrowed $5,000 from Mr. Estus, which is characterized as a related party transaction for the periods presented in these financial statements. Mr. Estus is a related party due to his ownership in the Company as of June 30, 2026 and March 31, 2026.

As of June 30, 2026 total related party promissory notes were $31,543 which consists of Mr. Dolans related party note payable balance of $18,043, $5,000 owed to Mr. Estus, and $8,500 owed to Mr. Fry. Mr. Fry’s and Mr. Estus’ unsecured notes payable bear interest at 0% per annum and is due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution.

We had accounts due and owing to a vendor, W270, that became a related party during the twelve-month period ended March 31, 2019 due to their owner’s direct participation in the equity of the Company. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with W270 of $150,000. Subsequent to the forgiveness of the accounts payable balance, and prior to year-end (March 31, 2025), the Company and W270 agreed to settle another $200,000 in accounts payable due and owing to W270 in exchange for 2,000,000 shares of its common equity stock.

We had accounts due and owing to a vendor that became a related party during the year ended March 31, 2026 due to their owner’s participation in equity of the Company. The related party, DLE, and its principal, Mr. Estus, executed a subscription agreement on March 27, 2025. As part of the Mr. Dolan’s negotiated accrued compensation forgiveness described above, the Company was able to secure vendor accounts payable forgiveness or a reduction with DLE of $121,800. In accordance with GAAP, we are required to reclassify what was initially a gain on settlement of debt forgiveness in the 4th quarter of fiscal year ending March 31, 2025 to an increase in additional paid in capital balance. Additionally, during the 2nd quarter of fiscal year ending March 31, 2025, DLE and the Company entered into an agreement to purchase the Proto-Pod Capitalized Costs for a pre-determined price of $100,000 which was considered fair value for the assets. The Proto-Pod Capitalized Costs was fully reserved for impairment. This transaction closed in September 2024 with a satisfaction of accounts payable due and owing to DLE in the amount of $100,000. Subsequent to the forgiveness of the accounts payable balance and gain on sale of the asset, and prior to year-end (March 31, 2025), the Company and DLE agreed to settle another $150,000 in accounts payable due and owing to DLE in exchange for 1,500,000 shares of its common equity stock. Upon acceptance of equity in the Company DLE became a related party requiring any transaction with DLE to be in compliance with related party disclosure for the entire period presented.

The related party accounts payable balance for the vendors totaled $409,400 at June 30, 2026 and $325,400 at March 31, 2026.

Capitalized internal use – software increased during the three-month period ended June 30, 2026 by $0. As described in Note 3 above the Company previously capitalized approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to W270 are expensed as incurred; during the three-month period ended June 30, 2026 this amounted to $25,600 which is characterized as Software development expense – related party.

Capitalized costs – power spline project increased during the three-month period ended June 30, 2026 by $12,900. As described in Note 3 above the Company capitalized approximately 40% of the costs incurred to develop its power spline energy product in accordance with GAAP. Of the $12,900, in costs capitalized, $8,900 was incurred with respect to DLE’s services, and $4,000, was incurred with respect to W270’s services. The Power Spline Energy project is focused on off the grid (“OTG”) enclosures that are both fully mobile and support GPod products and services. Other costs incurred with respect to DLE are expensed as incurred; during the three-month period ended June 30, 2026 this amounted to $45,500 which is characterized as Design and technical expense – related party.

Our two significant vendors in production and operations, both now related parties have agreed to continue to defer any cash payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5 - NOTES PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of June 30, 2026 and March 31, 2026 the Company had $219,315 and $209,515 in outstanding notes payable, respectively.

The Company, during the three-month period ended June 30, 2026, received proceeds of $9,800 from one of its notes payable holders. No payments were made during the three-month period ended June 30, 2026. The Company, during the three-month period ended June 30, 2025, received proceeds of $9,935 and no payments were made to the note payable holders. The Company has no current plans on repaying the promissory notes payable and may seek to convert these notes payable into common stock of the Company or through some other means.

NOTE 6 - INCOME TAXES

At June 30, 2026, the Company had a net operating loss carryforward of $2,218,518, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for June 30, 2026 and March 31, 2026:

Deferred tax asset:	June 30, 2026	March 31, 2026

Net operating loss carryforward	$465,900	$437,800
Total deferred tax asset	465,900	437,800
Less: Valuation allowance	(465,900)	(437,800)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of June 30, 2026 and March 31, 2026 was $465,900 and $437,800, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month periods ending June 30, 2026 and June 30, 2025, respectively:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on June 30, 2026 and March 31, 2026 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. For reporting purposes, we previously included state minimum franchise tax as a component of income taxes for the period reported. In accordance with ASC 740 we have included this minimum franchise tax in administrative expense and other in our Statement of Operations.

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

At June 30, 2026 and March 31, 2026, there were 22,980,000 and 22,980,000 shares of common stock issued and outstanding, respectively.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2026 through the date the financial statements were available to be issued, August 7, 2026. The Company determined that it had the following reportable events.

●	During the months of July and August 2026, the Company borrowed an additional $4,000 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of August 10, 2026, we had three employees, Mr. Dolan and two other individuals. For fiscal year 2026, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

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

As of June 30, 2026, we had limited assets which consisted of; cash and cash equivalents of $21,230, prepaid expense of $3,042, power spline development costs of $12,900, and software development costs of $108,600 (net of accumulated amortization of $7,542). In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $400,000 and $500,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Employees

As of August 10, 2026, we had four employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2025 (dependent on our financing and available working capital), Mr. Dolan devoted at least 25 hours a week to us. Mr. Dolan plans to provide that many hours per week during calendar year ending December 31, 2026. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no formal employment agreement with the Company which provides for cash payment of his services.

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

Results of Operations for the three-month period ended June 30, 2026 compared to the three-month period ended June 30, 2025

	For the three-month period ended June 30, 2026	For the three-month period ended June 30, 2025
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	27,500	32,500
Legal and accounting expense	9,500	9,500
Software development and consulting expense – related party	25,600	28,800
Design and technical expense – related party	45,500	26,400
Administration expense and other	3,087	3,155
	(126,187)	(115,355)

Operating income (loss)	(126,187)	(115,355)

Other income and expense	(7,542)	-
Income/(Loss) before provision for income tax	(133,729)	(115,355)
Provision for income tax	-	-
Net income/(loss)	$(133,729)	$(115,355)
Basic and diluted income/(loss) per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	22,980,000	22,770,500

Expenses

Expenses for the three-month period ended June 30, 2026 compared to the three-month period ended June 30, 2025 were $126,187 and $115,355, respectively. Expenses increased period over period by $10,832 or an increase of 9.3%. The primary reason for this is we recently began our efforts on the next development project and version as well as increasing our general business operations.

Officer’s compensation - related party was $15,000 for the three-month period ended June 30, 2026 compared to $15,000 for the three-month period ended June 30, 2025. Officer compensation expense – related party remained static period over period.

Consulting expenses were $27,500 for the three-month period ended June 30, 2026 compared to $32,500 for the three-month period ended June 30, 2025. Consulting expense decreased period over period by $5,000 or a decrease of 15.4%. The primary reason for this is efficiency in our utilization of outside consultants despite during the current year we retained additional outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $9,500 for the three-month period ended June 30, 2026 compared to $9,500 for the three-month period ended June 30, 2025. Legal and accounting expenses remained static comparative period over comparative period. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $25,600 for the three-month period ended June 30, 2026 compared to $28,800 for the three-month period ended June 30, 2025. Software development and consulting expense – related party decreased period over period by $3,200 or a decrease of 11.4%. The primary reason for this is we increased the need for outside contractors and development as well as our efforts in the development of our new Power Spline project, along with some version of our former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $45,500 for the three-month period ended June 30, 2026 compared to $26,400 for the three-month period ended June 30, 2025. Design and technical expense increased significantly comparative period over comparative period by $19,100 or an increase of 72.3%. The primary reason for this is we increased the need for outside contractors and development as well as our efforts in the development of our new Power Spline project, along with some version of our former GPod product.

Administrative costs and other expense were $3,087 for the three-month period ended June 30, 2026 compared to $3,155 for the three-month period ended June 30, 2025. Administrative costs and other expense decreased period over period by $68 or a decrease of 2.2%. Administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the three-month period ended June 30, 2026 compared to the three-month period ended June 30, 2025 was $(133,729) and $(115,355), respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,980,000 for the three-month period ended June 30, 2026 compared to 22,770,500 for the three-month period ended June 30, 2025. Basic and diluted income/(loss) per share for the three-month period ended June 30, 2026 compared to the three-month period ended June 30, 2025 was $(0.01) and $(0.01), respectively.

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

As of June 30, 2026, we owed approximately $1,142,000 (of which approximately $526,000 is owed to various related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of June 30, 2026. As of June 30, 2026, we owed approximately $31,000 in connection with three (3) interest-free demand loans from three (3) related parties, Mr. Dolan, Mr. Estus and Mr. Fry. As of June 30, 2026, we owed approximately $219,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) were used for working capital. Our cash position was approximately $21,000 at June 30, 2026. During the twelve-month period ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. We increased our additional paid in capital balance by over $1.3 million which consisted of debt forgiveness from various related parties, and the exchange of debt obligations into common stock of the Company. During the twelve-month period ended March 31, 2026 the Company issued 209,500 shares of its common stock for $20,950 in exchange for cash payments from 27 investors.

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

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2026 and believes there are none that have a material effect on the Company’s financial statements except for the following.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and limited financial resources currently available to it. We had tangible assets of $138,230 and $134,859 as of June 30, 2026 and March 31, 2026, respectively. We had a negative working capital balance of $1,116,936 and $977,849 as of June 30, 2026 and March 31, 2026, respectively. We had a stockholders’ deficit of $1,002,978 and $869,249 at June 30, 2026 and March 31, 2026, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2026 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through June 30, 2026 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our product or services will continue to occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

None for the period ending June 30, 2026

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
Date: August 10, 2026
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	August 10, 2026
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	August 10, 2026
Wesley Fry

