Form 10-Q
period 2026-09-30
GPODS, INC.
filed 2026-11-03
CIK 1748232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2026 was 22,980,000 shares.

GPODS, INC.

Part I. Financial Information

Item 1. Financial Statements

GPODS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2026 (unaudited)	March 31, 2026 (audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,815	$21,605
Prepaid expense	1,432	4,654
Total Current Assets	7,247	26,259

OTHER ASSETS:
Power Spline capitalized costs, net of impairment reserve of $0 and $0 at September 30, 2026 and March 31, 2026, respectively	55,000	-
Internal use software, net of accumulated amortization of $16,592 and $0 at September 30, 2026 and March 31, 2026, respectively	92,008	108,600
Total Other Assets	147,008	108,600

TOTAL ASSETS	$154,255	$134,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$411,450	$367,650
Related party accounts payable	493,600	325,400
Related party accrued compensation	100,000	70,000
Related party loans and notes payable	31,543	31,543
Notes payable	227,815	209,515
TOTAL LIABILITIES	1,264,408	1,004,108

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,980,000 and 22,980,000 issued and outstanding at September 30, 2026 and March 31, 2026, respectively	22,980	22,980
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,192,560	1,192,560
Accumulated deficit	(2,325,693)	(2,084,789)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,110,153)	(869,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$154,255	$134,859

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the three-month period ended September 30, 2026 (unaudited)	For the three-month period ended September 30, 2025 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	15,500	31,500
Legal and accounting expense	3,250	3,250
Software development expense – related party	15,200	41,600
Design and technical expense – related party	26,900	30,000
Administration expense and other	22,275	2,165
	98,125	123,515

Operating income (loss)	(98,125)	(123,515)

Other income and expense:
Amortization expense	(9,050)	-
Gain on sale of asset	-	-
	(9,050)	-

Income/(loss) before income tax	(107,175)	(123,515)
Provision for income tax	-	-
Net income/(loss)	$(107,175)	$(123,515)
Basic and diluted income/(loss) per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	22,980,000	22,850,000

	For the six-month period ended September 30, 2026 (unaudited)	For the six-month period ended September 30, 2025 (unaudited)

Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	43,000	64,000
Legal and accounting expense	12,750	12,750
Software development expense – related party	40,800	70,400
Design and technical expense – related party	72,400	56,400
Administration expense and other	25,362	5,320
	224,312	238,870

Operating income (loss)	(224,312)	(238,870)

Other income and expense:
Amortization expense	(16,592)	-
Gain on sale of asset	-	-
	(16,592)	-

Income/(loss) before income tax	(240,904)	(238,870)
Provision for income tax	-	-
Net income/(loss)	$(240,904)	$(238,870)
Basic and diluted income/(loss) per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	22,980,000	22,800,000

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2025 (unaudited)	22,770,500	$22,771	$1,171,820	$(1,712,294)	$(517,703)
Issuance of 209,500 shares of common stock for cash, $0.001 par value, at $0.10/share	209,500	209	20,741	-	20,950
Net income/(loss) – three-month period ended September 30, 2025	-	-	-	(123,515)	(123,515)
Balance – September 30, 2025 (unaudited)	22,980,000	$22,980	$1,192,561	$(1,835,809)	$(620,268)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2026 (unaudited)	22,980,000	$22,980	$1,192,560	$(2,084,789)	$(869,249)
Net loss – three-month period ended September 30, 2026	-	-	-	(107,175)	(107,175)
Balance – September 30, 2026 (unaudited)	22,980,000	$22,980	$1,192,560	$(2,325,693)	$(1,110,153)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2025	22,770,500	$22,771	$1,171,820	$(1,596,939)	$(402,348)
Issuance of 209,500 shares of common stock for cash, $0.001 par value, at $0.10/share	209,500	209	20,741	-	20,950
Net income/(loss) – six-month period ended September 30, 2025	-	-	-	(238,870)	(238,870)
Balance – September 30, 2025 (unaudited)	22,980,000	$22,980	$1,192,561	$(1,835,809)	$(620,268)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2026	22,980,000	$22,980	$1,192,560	$(2,084,789)	$(869,249)
Net loss – six-month period ended September 30, 2026	-	-	-	(240,904)	(240,904)
Balance – September 30, 2026 (unaudited)	22,980,000	$22,980	$1,192,560	$(2,325,693)	$(1,110,153)

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the six-month period ended September 30, 2026 (unaudited)	For the six-month period ended September 30, 2025 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(240,904)	$(238,870)
Amortization expense	16,592	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	3,222	3,240
Change in accounts payable and accrued expense – non-related party	43,800	64,800
Net Cash (Used in) Operating Activities	(177,290)	(170,830)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	20,950
Change in accounts payable – related party	113,200	126,800
Change in accrued expense – related party	30,000	30,000
Loan proceeds – related party	-	-
Loan proceeds – non-related party	18,300	13,355

Net Cash (Used in)/Provided by Financing Activities	161,500	191,105

CHANGE IN CASH	(15,790)	20,275

CASH AT BEGINNING OF PERIOD	21,605	405

CASH AT END OF PERIOD	$5,815	$20,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Capitalized services – Power Spline Work in Progress – related party	$55,000	$-

SEE NOTES TO FINANCIAL STATEMENTS

GPODS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Revenue recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which products are shipped or fees are earned.

Advertising costs

Advertising costs are expensed as incurred; however, no material advertising costs were incurred for the three-month and six-month periods ended September 30, 2026 or September 30, 2025.

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

Interim financial statements (September 30, 2026 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results for the three months or six months ended September 30, 2026 are not necessarily indicative of the results for a full fiscal year.

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

As noted above, the Company is in its development stage and, accordingly, has not yet generated sufficient or reoccurring revenues from its operations. Since inception, the Company has been primarily engaged in financing activities and executing its plan of operations. As a result, the Company incurred a net loss from operations for the six-month period ended September 30, 2026 of $240,904. This increased our accumulated deficit to $2,325,693 as of September 30, 2026. The Company as of September 30, 2026 continues to have a negative working capital balance of $1,257,161. The Company’s activities since inception have primarily been sustained through the deferral of debt and payments to vendors and others.

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

Proto-Pod Capitalized Costs – The Company determined through detailed analysis and review with its related party service provider DLE Consulting (“DLE”) that costs incurred by the Company from DLE’s professional services and its intimate involvement in the development and construction, design and modifications to the Proto-Pod should be capitalized. The Company has determined not to capitalize costs for its new version of the Proto-Pod II. The Company analyzes expenditures on a monthly basis as to whether to expense or to capitalize. The Company during the twelve-month period ending March 31, 2025 sold to DLE what remained of its Proto-Pod Capitalized Costs. The Company and vendor came to an agreement to sell the Proto-Pod Capitalized Costs for $100,000 which was satisfied with a commensurate reduction in accounts payable due and owing to the vendor. The Company recognized a $100,000 gain on sale of asset from the disposition of the Proto-Pod Capitalized Costs and was disclosed as a related party transaction within its Statement of Operations for the twelve-month period ending March 31, 2025.

Power Spline Capitalized Costs – During the three-month and six-month periods ended September 30, 2026 the Company determined through a detailed analysis and review with both related party service providers, DLE and W270 Systems, SA (“W270”), and the costs incurred by the Company for each related party service providers professional services, along with their intimate involvement in the development and construction, design and modifications to the Power Spline Energy project should be capitalized and at what percentage. The Company analyzes these expenditures on a monthly basis as to what should be capitalized. For the three-month and six-month periods ended September 30, 2026, the Company capitalized power spline development costs of $12,900 and $55,000. Balances at September 30, 2026 and March 31, 2026 for Company’s Power Spline Energy project were $55,000 and $0, respectively.

Internal Use Software – In prior years the Company determined through analysis and review with its related party service provider (see Note 4-Related Party Notes Payable and Other Related Party Transactions) W270 that a portion of the costs incurred by the Company from W270 and its work on our internal use software to analyze information obtained from various sources to expand its services should be capitalized. The Company analyze these expenditures on a monthly basis as to whether it should expense or capitalize such costs or to reserve for impairment of our internal use software. For the two interim periods ended September 30, 2026 we began to amortize costs associated with the Internal Use Software over a period not to exceed three-years, which is the expected useful life. Balances at September 30, 2026 and March 31, 2026 for Company’s Internal Use Software were $92,008 and $108,600, net of accumulated amortization of $16,592 and $0, respectively.

NOTE 4 - RELATED PARTY NOTES PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

The Company recorded compensation expense to its related party of $15,000 and $15,000 and $30,000 and $30,000 for three-month and six-month periods ended September 30, 2026 and September 30, 2025, respectively. The Company and its founder/related party agreed to limit the related party’s annual salary to $60,000 per year or $5,000 per month. The Company and the related party during the twelve-month period ended March 31, 2025 agreed to cancel or forgive approximately $225,000 of accrued compensation due and owing to Mr. Dolan. This was necessary as the Company did not currently have the financial capabilities to pay Mr. Dolan for this compensation and it was requirement for Mr. Dolan to forgive a portion of his compensation in order to receive concessions from several of its vendors that had sizeable accounts payable balances. It was agreed in principal by Mr. Dolan, the Company and the vendors that Mr. Dolan may forgive additional compensation or convert that accrued compensation into equity of the Company at the then prevailing prices. No written agreement was entered into with regards to the remaining accrued compensation at the time. Subsequent to the accrued compensation forgiveness, and prior to year-end (March 31, 2025), the Company and the related party agreed to settle another $250,000 in accrued compensation payable to its founder in exchange for 2,500,000 shares of its common equity stock. Accrued compensation payable of $100,000 and $70,000 is due and payable as of September 30, 2026 and March 31, 2026, respectively.

On December 31, 2017, the Company executed a promissory note with its related party, Mr. Robert Dolan, Chief Executive Officer of the Company in the amount of $6,000. The unsecured note payable bears interest at 0% per annum and is due upon demand. Subsequent to the accrued compensation forgiveness, and prior to year-end (March 31, 2026), the Company and the related party agreed to settled approximately $50,000 of related party promissory note(s) due to Mr. Dolan in exchange for 500,000 shares of its common equity stock. The outstanding balance for the related party promissory note(s) due to Mr. Dolan as of September 30, 2026 and March 31, 2026 was $18,043 and $18,043, respectively. During prior years the Company borrowed money from Mr. Wesley Fry, a shareholder and director of the Company. This amount was de minimis due and owing to this shareholder. During the twelve-month period ending March 31, 2024, we paid the Mr. Fry back. During the twelve-month period ended March 31, 2025, the Company approached Mr. Fry to borrow needed funds once again. Mr. Fry lent the Company $8,500 in August of 2024 to cover certain obligations of the Company. With the exchange of certain accounts payable for equity in the Company, Mr. David Estus became a related party during the twelve-month period ended March 31, 2025. During the year ended March 31, 2022 the Company borrowed $5,000 from Mr. Estus, which is characterized as a related party transaction for the periods presented in these financial statements. Mr. Estus is a related party due to his ownership in the Company as of September 30, 2026 and March 31, 2026.

As of September 30, 2026 total related party promissory notes were $31,543 which consists of Mr. Dolans related party note payable balance of $18,043, $5,000 owed to Mr. Estus, and $8,500 owed to Mr. Fry. Mr. Fry’s and Mr. Estus’ unsecured notes payable bear interest at 0% per annum and is due upon demand. The Company used these related party funds for working capital purposes and for the development of its proto-type GPods solution.

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

Related party accounts payable balance for the vendors totaled $493,600 at September 30, 2026 and $325,400 at March 31, 2026.

Capitalized internal use – software increased during the three-month and six-month period ended September 30, 2026 by $0. As described in Note 3 above the Company previously capitalized approximately 50% of the costs incurred to develop its internal use software in accordance with GAAP. Other costs incurred with respect to W270 are expensed as incurred; during the three-month and six-month periods ended September 30, 2026 this amounted to $15,200 and $40,800, respectively, which is characterized as Software development expense – related party.

Capitalized costs – power spline project increased during the six-month period ended September 30, 2026 by $55,000. As described in Note 3 above the Company capitalized approximately 40% of the costs incurred to develop its power spline energy product in accordance with GAAP. Of the $55,000, in costs capitalized, $35,800 was incurred with respect to DLE’s services, and $19,200, was incurred with respect to W270’s services. The Power Spline Energy project is focused on off the grid (“OTG”) enclosures that are both fully mobile and support GPod products and services. Other costs incurred with respect to DLE are expensed as incurred; during the three-month and six-month periods ended September 30, 2026 this amounted to $26,900 and $72,400, respectively, which is characterized as Design and technical expense – related party.

Our two significant vendors in production and operations, both now related parties have agreed to continue to defer any cash payments on their accounts payable balances until the Company has secured sufficient financing.

NOTE 5 - NOTES PAYABLE

Notes Payable

The Company’s unsecured notes payable bore interest at 0% per annum and were due and payable on demand. The Company may from time to time borrow additional funds from these non-affiliated sources on similar terms, if available. The Company used these funds primarily for working capital purposes. These notes payable were made in the ordinary course of business. As of September 30, 2026 and March 31, 2026 the Company had $227,815 and $209,515 in outstanding notes payable, respectively.

The Company, during the six-month period ended September 30, 2026, received proceeds of $18,300 from one of its notes payable holders. No payments were made during the six-month period ended September 30, 2026. The Company, during the six-month period ended September 30, 2025, received proceeds of $13,355 and no payments were made to the note payable holders. The Company has no current plans on repaying the promissory notes payable and may seek to convert these notes payable into common stock of the Company or through some other means.

NOTE 6 - INCOME TAXES

At September 30, 2026, the Company had a net operating loss carryforward of $2,325,693, which begins to expire in fiscal year ending March 31, 2035. Components of net deferred tax asset, including a valuation allowance, are as follows for September 30, 2026 and March 31, 2026:

Deferred tax asset:	September 30, 2026	March 31, 2026

Net operating loss carryforward	$488,400	$437,800
Total deferred tax asset	488,400	437,800
Less: Valuation allowance	(488,400)	(437,800)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax asset as of September 30, 2026 and March 31, 2026 was $488,400 and $437,800, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the three-month and six-month periods ending September 30, 2026 and September 30, 2025, respectively:

Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on September 30, 2026 and March 31, 2026 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. For reporting purposes, we previously included state minimum franchise tax as a component of income taxes for the period reported. In accordance with ASC 740 we have included this minimum franchise tax in administrative expense and other in our Statement of Operations.

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

At September 30, 2026 and March 31, 2026, there were 22,980,000 and 22,980,000 shares of common stock issued and outstanding, respectively.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2026 through the date the financial statements were available to be issued, October 30, 2026. The Company determined that it had the following reportable events.

●	During the months of October and November 2026, the Company borrowed an additional $15,000 in funds from one of its note’s payable holders. The holder’s note payable amends the prior unsecured notes payable which bears interest at 0% per annum and is due and payable on demand.

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

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on March 27, 2017, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO, Mr. Dolan. As of November 3, 2026, we had four employees, Mr. Dolan and three other individuals. For fiscal year 2026, Mr. Dolan will continue to devote at least 25 - 30 hours a week to us but may increase the number of hours as necessary.

The Company issued 6,000,000 shares of its common stock to Mr. Dolan at inception in exchange for organizational services. Following our formation, we issued an additional 4,000,000 shares of our common stock to Mr. Dolan, in exchange for a business plan, office furniture, design equipment, computing equipment along with other related industry materials that he developed.

As a commercial organic grower, Mr. Dolan was the third employee with Fortuna Organics in Fallbrook, California (a rural area located outside of the city of San Diego). Mr. Dolan experienced a significant amount of rudimentary development in indoor organic farming. The first GPod developed with which Mr. Dolan participated in was to support growing in all season, the year-round ability to grow organic produce. This became a completely new approach to organic growing. The green houses moved food production from the lower latitudes (as evidenced in the southern United States), to higher latitudes. While green houses had inherent problems, different light cycle per season of the year, GPods allows the grower to grow year-round. This empowers the grower to control ‘Organic Requirements’, a major concern in the organic growing industry. Never before had the growing industry needed to consider demand for organic produce and its extreme popularity

Another progressive development Mr. Dolan was involved in was integrating new types of growing processes from drip irrigation and root immersion. Mr. Dolan first visualized the concept of the GPod while working with Fortuna Organics. Mr. Dolan’ professional experience has provided him with keen insight into what the indoor grower needs to be successful. Through experimentation and multiple manufacturing trial and errors, Mr. Dolan established the importance of simplicity and automation in the growing process.

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

As of September 30, 2026, we had limited assets which consisted of; cash and cash equivalents of $5,815, prepaid expense of $1,432, power spline development costs of $55,000, and software development costs of $108,600 (net of accumulated amortization of $16,592). In order to fund the development of our business and our working capital needs for the next 12 months, we will attempt to secure funding from the sale of additional common stock (or preferred stock if necessary), from shareholder, related party and non-related party loans, or from strategic joint ventures or partners. Furthermore, in order to implement the foregoing plan of operations, we anticipate that we will need to secure additional financing of between $400,000 and $500,000 during the next twelve months. If we are unsuccessful in securing the additional financing, we may not be able to proceed with execution of our business plan.

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

Our business operations are comprised of three segments: a) an optimized growing system website for micro-farming consumers; and b) integration services for the optimized grow system along with direct sales through retail outlets; and c) van conversion utilizing our modular organic system for off the grid living. The optimized growing system, website, ecommerce solution and back-office framework were developed with the assistance of an established business website firm. The Company developed its initial design of the growing system through the efforts of its founder and CEO, and the design firm. The Company has been working with this design firm for years on an as “needed basis”.

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

Although not required to validate a trademark, federal registration does provide additional benefits for the trademark owner. Included in these benefits are the right to use the symbol “®” and the right to file a trademark infringement lawsuit in federal court. To maintain these benefits, the owner of a federally registered trademark must make additional periodic filings to keep the registration valid. The first filing must be made between the fifth and sixth years after the trademark’s registration date and is called a “declaration of use” or “section 8 filing.” This informs the USPTO that the trademark is still in use. The second filing is made between the ninth and 10th years after the trademark’s registration date and includes another declaration of use along with an application for renewal. The third and subsequent filings will also include a declaration of use and application for renewal and must be done between the ninth and 10th year anniversary after the last filing. We have not registered our trademark as of this date.

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

Employees

As of November 3, 2026, we had four employees, one of which is our founder and CEO, Mr. Dolan. During calendar year ended December 31, 2025 (dependent on our financing and available working capital), Mr. Dolan devoted at least 25 hours a week to us. Mr. Dolan plans to provide that many hours per week during calendar year ending December 31, 2026. Mr. Dolan is allowed to devote his time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Dolan currently has no formal employment agreement with the Company which provides for cash payment of his services.

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

Results of Operations for the three-month period ended September 30, 2026 compared to the three-month period ended September 30, 2025

	For the three-month period ended September 30, 2026	For the three-month period ended September 30, 2025
Expenses:
Officer compensation and wage expense – related party	$15,000	$15,000
Consulting expense	15,500	31,500
Legal and accounting expense	3,250	3,250
Software development and consulting expense – related party	15,200	28,800
Design and technical expense – related party	26,900	30,000
Administration expense and other	22,275	2,165
	(98,125)	(123,515)

Operating income (loss)	(98,125)	(123,515)

Other income and expense	(9,050)	-
Income/(Loss) before provision for income tax	(107,175)	(123,515)
Provision for income tax	-	-
Net income/(loss)	$(107,175)	$(123,515)
Basic and diluted income/(loss) per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	22,980,000	22,770,500

Expenses

Expenses for the three-month period ended September 30, 2026 compared to the three-month period ended September 30, 2025 were $98,125 and $123,515, respectively. Expenses decreased period over period by $25,390 or a decrease of 20.6%. The primary reason for this is we recently began our efforts on the next development project and version as well as increasing our general business operations, as well as our capitalization of costs for our internally developed projects.

Officer’s compensation - related party was $15,000 for the three-month period ended September 30, 2026 compared to $15,000 for the three-month period ended September 30, 2025. Officer compensation expense – related party remained static period over period.

Consulting expenses were $15,500 for the three-month period ended September 30, 2026 compared to $31,500 for the three-month period ended September 30, 2025. Consulting expense decreased period over period by $16,000 or a decrease of 50.1%. The primary reason for this is efficiency in our utilization of outside consultants despite during the current year we retained additional outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $3,250 for the three-month period ended September 30, 2026 compared to $3,250 for the three-month period ended September 30, 2025. Legal and accounting expenses remained static comparative period over comparative period. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $15,200 for the three-month period ended September 30, 2026 compared to $28,800 for the three-month period ended September 30, 2025. Software development and consulting expense – related party decreased period over period by $13,600 or a decrease of 47.2%. The primary reason for this is that we increased the need for outside contractors and development as well as our efforts in the development of our new Power Spline project, along with some version of our former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $26,900 for the three-month period ended September 30, 2026 compared to $30,000 for the three-month period ended September 30, 2025. Design and technical expense decreased slightly comparative period over comparative period by $3,100 or a decrease of 10.3%. The primary reason for this is that we increased the need for outside contractors and development as well as our efforts in the development of our new Power Spline project, along with some version of our former GPod product.

Administrative costs and other expense were $22,275 for the three-month period ended September 30, 2026 compared to $3,155 for the three-month period ended September 30, 2025. Administrative costs and other expense increased period over period by $19,120 or an increase of 606.0%. Regular or normal administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis, offset by a one-time charge or expense incurred in our efforts to apply for a trading symbol through a sponsoring market maker, which we achieved as of October __, 2026.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the three-month period ended September 30, 2026 compared to the three-month period ended September 30, 2025 was $(107,175) and $(123,515), respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,980,000 for the three-month period ended September 30, 2026 compared to 22,850,000 for the three-month period ended September 30, 2025. Basic and diluted income/(loss) per share for the three-month period ended September 30, 2026 compared to the three-month period ended September 30, 2025 was $(0.01) and $(0.01), respectively.

Results of Operations for the six-month period ended September 30, 2026 compared to the six-month period ended September 30, 2025

	For the six-month period ended September 30, 2026	For the six-month period ended September 30, 2025
Expenses:
Officer compensation and wage expense – related party	$30,000	$30,000
Consulting expense	43,000	64,000
Legal and accounting expense	12,750	12,750
Software development and consulting expense – related party	40,800	70,400
Design and technical expense – related party	72,400	56,400
Administration expense and other	25,362	5,320
	(224,312)	(238,870)

Operating income (loss)	(224,312)	(238,870)

Other income and expense	(16,592)	-
Income/(Loss) before provision for income tax	(240,904)	(238,870)
Provision for income tax	-	-
Net income/(loss)	$(240,904)	$(238,870)
Basic and diluted income/(loss) per share	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	22,980,000	22,800,000

Expenses

Expenses for the six-month period ended September 30, 2026 compared to the six-month period ended September 30, 2025 were $224,312 and $238,870, respectively. Expenses increased period over period by $14,557 or an increase of 6.1%. The primary reason for this is we recently began our efforts on the next development project and version as well as increasing our general business operations.

Officer’s compensation - related party was $30,000 for the six-month period ended September 30, 2026 compared to $30,000 for the six-month period ended September 30, 2025. Officer compensation expense – related party remained static period over period.

Consulting expenses were $43,000 for the six-month period ended September 30, 2026 compared to $64,000 for the six-month period ended September 30, 2025. Consulting expense decreased period over period by $21,000 or a decrease of 32.8%. The primary reason for this is efficiency in our utilization of outside consultants despite during the current year we retained additional outside professionals to assist us with operational and other business type consulting services, in preparation for our financial reporting and other regulatory needs that have been left unattended, along with process controls and other best practices if we are to self-manufacture our GPod product.

Legal and accounting expenses were $12,750 for the six-month period ended September 30, 2026 compared to $12,750 for the six-month period ended September 30, 2025. Legal and accounting expenses remained static comparative period over comparative period. The Company reappointed PCAOB audit firm, Gillespie & Associates, PLLC, in connection with the preparation of its financial reporting and other regulatory needs. The Company expects to incur additional expenses due and owing to our PCAOB audit firm for our continued efforts in remaining compliant.

Software development and consulting expense – related party incurred in connection with our new environmentally optimized growing system was $40,800 for the six-month period ended September 30, 2026 compared to $70,400 for the six-month period ended September 30, 2025. Software development and consulting expense – related party decreased period over period by $16,000 or a decrease of 42.0%. The primary reason for this is that we increased the need for outside contractors and development as well as our efforts in the development of our new Power Spline project, along with some version of our former GPod product.

Design and technical expense incurred in connection with our new environmentally optimized growing system was $72,400 for the six-month period ended September 30, 2026 compared to $56,400 for the six-month period ended September 30, 2025. Design and technical expense increased significantly comparative period over comparative period by $16,000 or an increase of 28.4%. The primary reason for this is that we increased the need for outside contractors and development as well as our efforts in the development of our new Power Spline project, along with some version of our former GPod product.

Administrative costs and other expense were $25,362 for the six-month period ended September 30, 2026 compared to $5,320 for the six-month period ended September 30, 2025. Administrative costs and other expense increased period over period by $20,042 or a decrease of 376.7%. Regular administrative costs and other expense remained relatively static comparative period over comparative period beyond the reduction in our EDGAR service providers fees which were reduced on a month-to-month basis, offset by a one-time charge or expense incurred in our efforts to apply for a trading symbol through a sponsoring market maker, which we achieved as of October 2, 2026.

Income/(loss) before provision for income taxes

Income/(loss) before provision for incomes taxes for the six-month period ended September 30, 2026 compared to the six-month period ended September 30, 2025 was $(240,904) and $(238,870), respectively. We recorded no provision for federal income taxes. We have not generated any revenues from our product sales to date. Provision for income taxes which is specific to the $800 California minimum franchise tax due annually is included in administrative costs and other expense. Weighted average common shares outstanding was 22,980,000 for the six-month period ended September 30, 2026 compared to 22,800,000 for the six-month period ended September 30, 2025. Basic and diluted income/(loss) per share for the six-month period ended September 30, 2026 compared to the six-month period ended September 30, 2025 was $(0.01) and $(0.01), respectively.

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

As of September 30, 2026, we owed approximately $1,265,000 (of which approximately $625,000 is owed to various related parties) in connection with product development costs incurred, consulting services and other expenses. We have not entered into any formal agreements or agreements, written or oral, with any vendors or others for payment of services or expenses that cannot be deferred. There are no other significant liabilities due as of September 30, 2026. As of September 30, 2026, we owed approximately $31,000 in connection with three (3) interest-free demand loans from three (3) related parties, Mr. Dolan, Mr. Estus and Mr. Fry. As of September 30, 2026, we owed approximately $228,000 from two (2) non-affiliated parties. The proceeds of loans (both related party and non-related party) were used for working capital. Our cash position was approximately $6,000 at September 30, 2026. During the twelve-month period ended March 31, 2025 the Company issued 6,500,000 shares of its common stock for $650,000 in exchange for accounts payable, notes payable and accrued compensation payments. We increased our additional paid in capital balance by over $1.3 million which consisted of debt forgiveness from various related parties, and the exchange of debt obligations into common stock of the Company. During the twelve-month period ended March 31, 2026 the Company issued 209,500 shares of its common stock for $20,950 in exchange for cash payments from 27 investors.

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

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2026 and believes there are none that will have a material effect on the Company’s financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure of additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact of the new standard on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which simplifies the capitalization guidance related to internal-use software by removing all references to software development project stages so the guidance is neutral to different software development methods. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted and can be applied using a prospective, retrospective, or modified transition approach. The Company is evaluating the impact of the new standard on its financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, which refines the scope of the guidance on derivatives in Accounting Standards Codification (“ASC”) 815 and clarifies the guidance on share-based payments from a customer in ASC 606. This ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The guidance can be applied prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis for contracts existing as of the beginning of the annual reporting period of adoption. The Company is evaluating the impact of the new standard on its financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is evaluating the impact of the new standard on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied on either a prospective or a retrospective approach. Early adoption is permitted. The Company is evaluating the impact of the new standard on its financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is evaluating the impact of the new standard on its financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes authoritative guidance for the accounting of environmental credits and environmental credit obligations, including recognition, measurement, presentation, and disclosure requirements, in an effort to reduce diversity in practice and increase consistency of application across reporting entities. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Adoption of this ASU should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption, without recasting for any financial statement information before the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the impact of the new standard on its financial statements.

We implemented all new accounting pronouncements that are in effect. These pronouncements do not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

GPODS, INC. is an early-stage company and limited financial resources currently available to it. We had tangible assets of $154,255 and $134,859 as of September 30, 2026 and March 31, 2026, respectively. We had a negative working capital balance of $1,257,161 and $977,849 as of September 30, 2026 and March 31, 2026, respectively. We had a stockholders’ deficit of $1,110,153 and $869,249 at September 30, 2026 and March 31, 2026, respectively. Our independent registered auditor included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2026 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will require additional financing beyond the amount received from our completed public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. With the completion of the public offering, we will seek additional financing to further pursue and execute on our business operations and expansion. No assurances can be given that we will generate revenue (or any at all) or obtain the necessary working capital to continue as a going concern.

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

We were formed on March 27, 2017. Most of our efforts to date have been related to executing our business plan and expanding business operations. Through September 30, 2026 we have had no revenues from operations. We face a high risk of business failure. The likelihood of success must be considered in light of our expenses, complications and delays frequently encountered in connection with the establishment and expansion of a business and the competitive market in which the Company operates. There can be no assurance that revenues from sales of our product or services will continue to occur or that they will be significant enough or we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on numerous factors, including, but not limited to, initial market acceptance and the successful implementation of a sound market strategy.

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

20.	Currently, there is no established public market for our securities, and there can be no assurances that an established public market will develop and is likely to be subject to significant price fluctuations.

Prior to the date of this Report, there has not been any established trading market for our common stock. While we received the trading symbol GPOD from the Financial Industry Regulatory Authority (“FINRA”) on October 2, 2026 we have not had any trading activity. We, however through our sponsoring market maker, have maintained a quote since that date.

The over-the-counter bulletin board (“OTCBB”) was an electronic quotation service provided by the FINRA to its subscribing members for over-the-counter (OTC) trade data for U.S. stocks. Unlike other OTC platforms, OTCBB was a quotation-only service. In 2020, FINRA announced it was winding down OTCBB, as the bulk of OTC stock trading occurred on OTC Markets Group’s various platforms. FINRA officially ceased operations of the OTCBB on November 8, 2021.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops will be subject to the penny stock regulations and restrictions.

21.	Any market that further develops will be subject to the penny stock regulations and restrictions pertaining to low priced stocks.

The trading of our securities is currently pending the final approval of an application on the OTC-Basic Market (OTCID) trading platform as maintained by OTCMarkets Group, Inc. (the “OTC Market”). As a result, our investors will find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Currently (as of November 3, 2026), we are listed on the Pink Current Market (“OTC Pink Sheets”) - This tier is also known as the Pink Limited Market. There are no minimum financial standards in terms of regulation, and it can include a wide variety of companies, including foreign companies, penny stock companies, shell companies, and other firms that choose not to provide or disclose financial information. Within the Pink Limited Market, companies are classified as showing current or limited information, as well as requiring quarterly management certifications as to the accuracy of the information.

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

22.	The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

23.	Any trading market that may further develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

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

A significant portion of our outstanding shares of common stock (16,630,000 of the 22,980,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of the revisions to Rule 144 (effective December 31, 2008) there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

None for the period ending September 30, 2026

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
Date: November 3, 2026
	By:	/s/ Robert Dolan
Robert Dolan
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Robert Dolan	Director and President, CEO, Principal Executive Officer,	November 3, 2026
Robert Dolan	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

/s/ Wesley Fry	Director	November 3, 2026
Wesley Fry

